Form 10-Q
period 2022-09-30
AMERICAN REALTY INVESTORS INC
filed 2022-11-10
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 10, 2022, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Real estate	$270,161	$296,363
Cash and cash equivalents	131,236	50,748
Restricted cash	17,950	21,986
Short-term investments	75,330	16,001
Notes receivable (including $76,935 and $75,872 at September 30, 2022 and December 31, 2021, respectively, from related parties)	139,423	136,607
Investment in unconsolidated joint ventures	313,399	61,621
Receivable from related parties, net	107,229	100,599
Other assets (including $2,334 and $4,535 at September 30, 2022 and December 31, 2021, respectively, from related parties)	95,422	86,644
Total assets	$1,150,150	$770,569
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$158,501	$183,392
Bonds payable	127,497	189,452
Accounts payable and other liabilities (including $602 and $616 at September 30, 2022 and December 31, 2021, respectively, to related parties)	95,414	44,518
Accrued interest	3,195	6,565
Deferred revenue	9,791	9,791
Total liabilities	394,398	433,718
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	62,090	62,090
Retained earnings	506,000	176,085
Total shareholders' equity	570,053	240,138
Noncontrolling interests	185,699	96,713
Total equity	755,752	336,851
Total liabilities and equity	$1,150,150	$770,569
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenues (including $223 and $312 for the three months ended September 30, 2022 and 2021, respectively, and $702 and $867 for nine months ended September 30, 2022 and 2021, respectively, from related parties)	$7,570	$9,628	$22,310	$30,183
Other income	749	866	1,925	3,242
Total revenue	8,319	10,494	24,235	33,425
Expenses:
Property operating expenses (including $110 and $178 for the three months ended September 30, 2022 and 2021, respectively, and $337 and $755 for nine months ended September 30, 2022 and 2021, respectively, from related parties)	4,701	5,610	12,541	16,500
Depreciation and amortization	2,193	2,935	6,840	9,473
General and administrative (including $1,288 and $1,017 for the three months ended September 30, 2022 and 2021, respectively, and $3,368 and $3,434 for nine months ended September 30, 2022 and 2021, respectively, from related parties)	3,042	3,698	7,956	12,799
Advisory fee to related party	1,571	3,419	7,614	11,594
Total operating expenses	11,507	15,662	34,951	50,366
Net operating loss	(3,188)	(5,168)	(10,716)	(16,941)
Interest income (including $6,587 and $5,053 for the three months ended September 30, 2022 and 2021, respectively, and $16,880 and $15,139 for the nine months ended September 30, 2022 and 2021, respectively, from related parties)	9,482	6,128	25,683	17,388
Interest expense (including $2,447 and $1,431 for the three months ended September 30, 2022 and 2021, respectively, and $5,746 and $4,199 for the nine months ended September 30, 2022 and 2021, respectively, from related parties)	(6,491)	(7,057)	(19,047)	(22,476)
Gain (loss) on foreign currency transactions	1,533	(1,639)	19,437	1,185
Loss on early extinguishment of debt	(1,166)	(1,451)	(2,805)	(1,451)
Equity in income from unconsolidated joint ventures	464,143	3,543	471,385	11,451
Gain on sale or write-down of assets, net	1,539	31,312	16,580	24,265
Income tax provision	(81,548)	(605)	(81,616)	1,196
Net income	384,304	25,063	418,901	14,617
Net income attributable to noncontrolling interests	(82,015)	(5,652)	(88,986)	(4,466)
Net income attributable to the Company	$302,289	$19,411	$329,915	$10,151

Earnings per share - basic and diluted	$18.72	$1.20	$20.43	$0.63
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended September 30, 2022
Balance, July 1, 2022	$1,801	$162	$—	$62,090	$203,711	$267,764	$103,684	$371,448
Net income	—	—	—	—	302,289	302,289	82,015	384,304
Balance, September 30, 2022	$1,801	$162	$—	$62,090	$506,000	$570,053	$185,699	$755,752
Three Months Ended September 30, 2021
Balance, July 1, 2021	$1,801	$162	$—	$62,090	$163,478	$227,531	$92,429	$319,960
Net income	—	—	—	—	19,411	19,411	5,652	25,063
Balance, September 30, 2021	$1,801	$162	$—	$62,090	$182,889	$246,942	$98,081	$345,023
Nine Months Ended September 30, 2022
Balance, January 1, 2022	$1,801	$162	—	62,090	176,085	$240,138	$96,713	$336,851
Net income	—	—	—	—	329,915	329,915	88,986	418,901
Balance, September 30, 2022	$1,801	$162	$—	$62,090	$506,000	$570,053	$185,699	$755,752
Nine Months Ended September 30, 2021
Balance, January 1, 2021	$1,801	$162	$(2)	$62,092	$172,738	$236,791	$93,615	$330,406
Net income	—	—	—	—	10,151	10,151	4,466	14,617
Cancellation of treasury shares	—	—	2	(2)	—	—	—	—
Balance, September 30, 2021	$1,801	$162	$—	$62,090	$182,889	$246,942	$98,081	$345,023
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flow From Operating Activities:
Net income	$418,901	$14,617
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale or write down of assets	(16,580)	(24,265)
Gain on foreign currency transactions	(19,437)	(1,185)
Loss on early extinguishment of debt	2,805	1,451
Depreciation and amortization	9,409	11,699
Recovery of bad debts	(3,126)	(1,326)
Equity in income from unconsolidated joint ventures	(471,385)	(11,451)
Distribution of income from unconsolidated joint ventures	3,700	3,157
Changes in assets and liabilities, net of dispositions:
Other assets	(4,925)	(9,167)
Related party receivables	(6,630)	15,461
Accrued interest payable	(4,652)	(4,801)
Accounts payable and other liabilities	85,046	(1,913)
Net cash used in operating activities	(6,874)	(7,723)
Cash Flow From Investing Activities:
Collection of notes receivable	2,726	9,319
Originations and advances on notes receivable	(2,118)	(3,882)
Purchase of short-term investment	(99,350)	—
Redemption of short-term investment	40,250	—
Development and renovation of real estate	(11,834)	(8,770)
Deferred leasing costs	(1,163)	(877)
Proceeds from sale of assets	44,591	103,727
Contribution to unconsolidated joint venture	—	(411)
Distribution from unconsolidated joint venture	181,748	7,430
Net cash provided by investing activities	154,850	106,536
Cash Flow From Financing Activities:
Proceeds from mortgages, other notes and bonds payable	—	20,015
Payments on mortgages, other notes and bonds payable	(70,170)	(117,193)
Debt extinguishment costs	(1,354)	(4,086)
Deferred financing costs	—	(606)
Net cash used in financing activities	(71,524)	(101,870)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,452	(3,057)
Cash, cash equivalents and restricted cash, beginning of period	72,734	87,020
Cash, cash equivalents and restricted cash, end of period	$149,186	$83,963
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
At September 30, 2022, our portfolio of properties consisted of:
●     Four office buildings comprising in aggregate of approximately 1,056,793 square feet;
●    Seven multifamily properties, owned directly by us, comprising of 1,180 units;
●    Approximately 1,847 acres of developed and undeveloped land; and
●    Seven multifamily properties, totaling 1,148 units, owned by our joint venture.
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
3.    Earnings Per Share
Earnings Per Share (“EPS”) is computed by dividing net income available to common shares by the weighted-average number of common shares outstanding during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$384,304	$25,063	$418,901	$14,617
Net income attributable to noncontrolling interests	(82,015)	(5,652)	(88,986)	(4,466)
Net income attributable to common shares	$302,289	$19,411	$329,915	$10,151

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$18.72	$1.20	$20.43	$0.63

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$22,211	$26,307
Cash - beginning of period
Cash and cash equivalents	$50,748	$36,814
Restricted cash	21,986	50,206
	$72,734	$87,020
Cash - end of period
Cash and cash equivalents	$131,236	$63,873
Restricted cash	17,950	20,090
	$149,186	$83,963
Proceeds from mortgages, notes and bonds payable
Proceeds from mortgages and notes payable	$—	$20,015
Proceeds from bonds	—	—
	$—	$20,015
Payments on mortgages, notes and bonds payable
Payments on mortgages and notes payable	$26,411	$63,535
Payments on bonds payable	43,759	53,658
	$70,170	$117,193
The following is a schedule of noncash investing and financing activities:

	Nine Months Ended September 30,
	2022	2021
Assets contributed to joint venture	$—	$18,608
Liabilities assumed by joint venture	$—	$15,606
Notes receivable received in exchange for related party receivable	$—	$9,259
Distribution from joint venture applied to Earn Out Obligation	$34,159	$5,441
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Multifamily Segment
Revenues	$2,850	$3,703	$9,024	$11,068
Operating expenses	(1,966)	(2,072)	(5,395)	(6,306)
Profit from segment	884	1,631	3,629	4,762
Commercial Segment
Revenues	4,720	5,925	13,286	19,115
Operating expenses	(2,735)	(3,538)	(7,146)	(10,194)
Profit from segment	1,985	2,387	6,140	8,921
Total profit from segments	$2,869	$4,018	$9,769	$13,683
The table below reflects the reconciliation of total profit from segments to net income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total profit from segments	$2,869	$4,018	$9,769	$13,683
Other non-segment items of income (expense)
Depreciation and amortization	(2,193)	(2,935)	(6,840)	(9,473)
General and administrative	(3,042)	(3,698)	(7,956)	(12,799)
Advisory fee to related party	(1,571)	(3,419)	(7,614)	(11,594)
Other income	749	866	1,925	3,242
Interest income	9,482	6,128	25,683	17,388
Interest expense	(6,491)	(7,057)	(19,047)	(22,476)
Gain (loss) on foreign currency transaction	1,533	(1,639)	19,437	1,185
Loss on early extinguishment of debt	(1,166)	(1,451)	(2,805)	(1,451)
Income from unconsolidated joint ventures	464,143	3,543	471,385	11,451
Gain on sales or write-down of assets	1,539	31,312	16,580	24,265
Income tax provision	(81,548)	(605)	(81,616)	1,196
Net income	$384,304	$25,063	$418,901	$14,617
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed component	$6,977	$9,124	$20,854	$28,287
Variable component	593	504	1,456	1,896
	$7,570	$9,628	$22,310	$30,183
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2022	$12,927
2023	8,729
2024	7,985
2025	7,687
2026	7,632
Thereafter	21,143
$66,103
7.    Real Estate Activity
Below is a summary of our real estate as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Land	$64,875	$67,514
Building and improvements	184,117	219,327
Tenant improvements	25,460	21,364
Construction in progress	59,083	51,091
Total cost	333,535	359,296
Less accumulated depreciation	(63,374)	(62,933)
Total real estate	$270,161	$296,363
Construction in progress represents our investment in Windmill Farms and the cost of renovating Landing Bayou.
Gain on sale or write-down of assets, net for the three and nine months ended September 30, 2022 and 2021 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Land(1)	$—	$4,042	$4,752	$15,153
Multifamily Properties(2)	1,539	—	11,142	11,442
Commercial Properties(3)	—	27,270	890	27,270
Other(4)	—	—	(204)	(29,600)
	$1,539	$31,312	$16,580	$24,265

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(1)Includes the gain on the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26,750, resulting in a gain on sale of $9,364. We used the proceeds to pay off the $14,740 mortgage note payable on the property and for general corporate purposes.
On September 16, 2022, in connection with a sale of properties by VAA (See Note 10 - Investment in Unconsolidated Joint Ventures), we sold Sugar Mill Phase III, a 72 unit multifamily property in Baton Rouge, Louisiana for $11,800, resulting in a gain on sale of $1,871. We used the proceeds to pay off the $9,551 mortgage note payable on the property and for general corporate purposes.
The 2021 amount is attributed to the gain from the sale of a 50% ownership interest in Overlook at Allensville Phase II to Macquarie in 2021 (See Note 10 – Investment in Unconsolidated Joint Ventures) and the gain on sale of various multifamily properties that had previously been deferred (See Note 15 – Deferred Income).
(3)On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $750, resulting in a gain on sale of $667. We used the proceeds for general corporate purposes.
On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74,750, resulting in a gain on sale of $27,270. We used the proceeds to pay down the mortgage note payable on the property and for general corporate purposes.
(4)The 2021 amount represents a $29,600 loss on remeasurement of the Earn Out Obligation in connection with our investment in VAA (See Note 10 - Investment in Unconsolidated Joint Ventures).
8.    Short-term Investments
We have an investment in variable denominated floating rate notes with Toyota Motor Credit Corporation and Ford Motor Corporation. The notes do not have a stated maturity and are subject to immediate repayment at our option. The interest rate on the note was 2.30% and 1.15% at September 30, 2022 and December 31, 2021, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of September 30, 2022 and December 31, 2021:

	Carrying value
Property/Borrower	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,326	2,486	5.00%	7/1/25
Bellwether Ridge(1)	3,973	3,967	5.00%	11/1/26
Forest Pines(1)	6,472	6,472	5.00%	11/1/22
Lake Wales	3,000	3,000	9.50%	6/30/26
Legacy Pleasant Grove	496	496	12.00%	10/23/22
McKinney Ranch	3,926	4,554	6.00%	9/15/24
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,663	3,700	5.00%	11/1/26
Parc at Opelika Phase II(1)	2,914	2,305	10.00%	1/13/23
Parc at Windmill Farms(1)	7,836	7,830	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	182	813	12.00%	3/31/24
Plum Tree(1)	1,767	1,537	5.00%	4/26/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	12.00%	1/16/23
Spyglass of Ennis(1)	5,319	5,319	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation(2)(3)	2,881	2,881	12.00%	6/30/23
Unified Housing Foundation(2)(3)	212	212	12.00%	6/30/23
Unified Housing Foundation(2)(3)	6,831	6,831	12.00%	6/30/23
Unified Housing Foundation(2)(3)	10,401	10,401	12.00%	6/30/23
Unified Housing Foundation(2)(3)	10,096	10,096	12.00%	3/31/24
Unified Housing Foundation(2)(3)	6,990	6,990	12.00%	3/31/23
Unified Housing Foundation(2)(3)	3,615	3,615	12.00%	5/31/23
Unified Housing Foundation(2)(3)	27,477	24,053	12.00%	12/31/32
Unified Housing Foundation(2)(3)	6,521	6,521	12.00%	3/31/24
Unified Housing Foundation(2)(3)	1,549	1,549	12.00%	4/30/24
Unified Housing Foundation(2)(3)	180	183	12.00%	6/30/24
	$139,423	$136,607
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Investment in Unconsolidated Joint Ventures
On November 16, 2018, our SPC subsidiary formed Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of a sale of the 50% ownership interest in 51 multifamily properties owned by us in exchange for a 50% voting interest / 49% profit participation interest ("Class A interest") in VAA and a note payable (“Mezzanine Loan”). Concurrent with the Contribution, VAA issued Class B interests with a 2% profits participation interest and no voting rights to Daniel J. Moos, our former President and Chief Executive Officer (“Class B Member”). The Class B Member serves as the Manager of VAA.
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
On July 13, 2021, we received the arbitration result of a dispute regarding the measurement of the Earn Out Obligation. Our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we were required to pay approximately $39,600 to Macquarie to satisfy the Earn Out Obligation, and therefore, recorded a charge of $29,600 during the nine months ended September 30, 2022 (See Note 7 – Real Estate Activity). In accordance with the joint venture operating agreement, the Earn Out Obligation was paid from our share of subsequent distributions from VAA.
On June 17, 2022, we entered into an agreement to sell 45 properties (“VAA Sale Portfolio”) held by VAA and one property held by our SPC subsidiary.
On September 15, 2022, VAA, SPC, Macquarie and Pillar entered a Distribution and Holdback Property Agreement (“Distribution Agreement”), which provides the timing and ordering of the distribution of the net proceeds from the sale of the VAA Sale Portfolio, the repayment of the Mezzanine Loans, and the distribution of the remaining seven properties of VAA (“Holdback Portfolio”).
On September 16, 2022, VAA completed the sale of the VAA Sale Portfolio for $1,810,700, resulting in gain on sale of $738,665 to the joint venture. In connection with sale, we received an initial distribution of $182,848 from VAA, which included the payment of the remaining balance of the Earn Out Obligation.
On November 1, 2022, in connection with the sale of the VAA Sale Portfolio, we received an additional distribution from VAA (See Note 18 - Subsequent Events), which included the full operational control of the Holdback Portfolio and a cash payment of $203,936. We are in the process of assuming the mortgage notes payable on Holdback Portfolio.
We plan to use our share of the proceeds from the sale of the VAA Sale Portfolio for additional investment in income-producing real estate, to pay down our debt and for general corporate purposes. Our ownership interest in VAA is held by SPC, and is therefore subject to the bond covenants of the three series of bonds that have been issued by SPC. These provisions include restrictions on the distribution of cash from SPC (See Note 12 - Bonds Payable).
We also own a 20% ownership interest in a 20% interest in Gruppa Florentina, LLC ("Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of our investment in unconsolidated joint ventures:

	September 30, 2022	December 31, 2021
Assets (1)
Assets held for sale	$—	$1,135,769
Real estate	141,670	142,629
Other assets (2)	679,634	69,457
Total assets	$821,304	$1,347,855
Liabilities and Partners' Capital (1)
Liabilities on assets held for sale	$7,326	$807,382
Mortgage notes payable	85,825	83,955
Mezzanine notes payable	—	242,942
Other liabilities	28,945	25,970
Our share of partners' capital	339,108	80,602
Outside partner's capital	360,100	107,004
Total liabilities and partners' capital	$821,304	$1,347,855
Investment in unconsolidated joint ventures
Our share of partners' capital	$339,108	$80,602
Our share of Mezzanine note payable	—	125,306
Basis adjustment (3)	(25,709)	(144,287)
Total investment in unconsolidated joint ventures	$313,399	$61,621
(1)    These amounts include the assets of VAA of $758,266 and $1,280,867 at September 30, 2022 and December 31, 2021, respectively, and liabilities of VAA of $87,079 and $329,891 at September 30, 2022 and December 31, 2021, respectively.
(2)     Includes cash and cash equivalents of $581,955 at September 30, 2022.
(3)     We amortize the difference between the cost of our investments in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of income from our investments in unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue (1)
Rental revenue	$3,342	$3,703	$11,305	$10,838
Other revenue	15,417	15,230	41,119	44,903
Total revenue	18,759	18,933	52,424	55,741
Expenses (2)
Operating expenses	17,335	17,225	53,866	48,043
Depreciation and amortization	1,177	1,244	3,499	3,642
Interest	5,368	5,994	17,396	17,931
Total expenses	23,880	24,463	74,761	69,616
Loss from continuing operations	(5,121)	(5,530)	(22,337)	(13,875)
Income from discontinued operations (3)	704,700	2,021	712,648	5,363
Net income (loss)	$699,579	$(3,509)	$690,311	$(8,512)
Equity in the income in unconsolidated joint ventures	$464,143	$3,543	$471,385	$11,451
(1)    These amounts include revenue of VAA of $3,591 and $3,862 for the three months ended September 30, 2022 and 2021, respectively, and $11,932 and $11,343 during the nine months ended September 30, 2022 and 2021, respectively.
(2)    These amounts include expenses of VAA of $9,003 and $10,191 for the three months ended September 30, 2022 and 2021, respectively, and $35,668 and $28,188 during the nine months ended September 30, 2022 and 2021, respectively.
(3)    These amounts represent the VAA Sale Portfolio.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of September 30, 2022 and December 31, 2021:

	Carrying value
Property / Entity	September 30, 2022	December 31, 2021	Effective Interest Rate	Maturity Date
770 South Post Oak	11,484	11,635	4.40%	6/1/2025
Athens	1,155	1,155	4.00%	8/28/2023
Chelsea	7,916	8,037	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove	7,163	7,263	3.75%	5/5/2024
Landing Bayou	14,224	14,407	3.50%	9/1/2053
Legacy at Pleasant Grove	13,119	13,352	3.60%	4/1/2048
New Concept Energy	3,542	3,542	6.00%	9/30/2023
Parc at Denham Springs Phase II	15,833	15,962	4.10%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2022
Stanford Center(1)	38,567	38,979	6.00%	2/26/2023
Sugar Mill Phase III(2)	—	9,216	4.50%	2/1/2060
Toulon(3)	—	13,697	3.20%	12/1/2051
Villas at Bon Secour	19,504	19,492	3.08%	9/1/2031
Vista Ridge	9,714	9,830	4.00%	8/1/2053
Windmill Farms	7,844	8,389	5.00%	2/28/2023
	$158,501	$183,392
(1)     On March 3, 2022, the loan was extended to February 26, 2023 and was subsequently paid off on October 21, 2022.
(2)    On September 16, 2022, the loan was paid off in connection with the sale of the underlying property (See Note 7 - Real Estate Activity).
(3)    On January 14, 2022, the loan was paid off in connection with the sale of the underlying property (See Note 7 - Real Estate Activity).
Interest payable at September 30, 2022 and December 31, 2021, was $1,930 and $1,522, respectively. We capitalized interest of $1,048 and $3,112 for the three months ended September 30, 2022 and 2021, respectively, and $2,651 and $7,263 during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Athens, Forest Grove and Villas at Bon Secour.
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
In connection with the Bonds, we incurred a gain (loss) on foreign currency transactions of $1,533 and $(1,639) for the three months ended September 30, 2022 and 2021, respectively, and $19,437 and $1,185 for the nine months ended September 30, 2022 and 2021, respectively.
The outstanding balance of our Bonds at September 30, 2022 and December 31, 2021 is as follows:

Bond Issuance	September 30, 2022	December 31, 2021	Interest Rate	Maturity
Series A Bonds(1)	$28,776	$65,563	7.30%	7/31/23
Series B Bonds(1)	35,563	54,019	6.80%	7/31/25
Series C Bonds(2)	66,095	75,298	4.65%	1/31/23
	130,434	194,880
Less unamortized deferred issuance costs	(2,937)	(5,428)
	$127,497	$189,452
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
Rental income includes $223 and $312 for the three months ended September 30, 2022 and 2021, respectively, and $702 and $867 for the nine months ended September 30, 2022 and 2021, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $110 and $178 for the three months ended September 30, 2022 and 2021, respectively, and $337 and $755 for the nine months ended September 30, 2022 and 2021, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,288 and $1,017 for the three months ended September 30, 2022 and 2021, respectively, and $3,368 and $3,434 for the nine months ended September 30, 2022 and 2021, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $1,571 and $3,419 for the three months ended September 30, 2022 and 2021, respectively, and $7,614 and $11,594 for the nine months ended September 30, 2022 and 2021, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Notes receivable include amounts held by UHF and Pillar (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have receivables from related parties. Interest income on these notes and related party receivables was $6,587 and $5,053 for the three months ended September 30, 2022 and 2021, respectively, and $16,880 and $15,139 for the nine months ended September 30, 2022 and 2021, respectively.
Interest expense on payables to Pillar was $2,447 and $1,431 for the three months ended September 30, 2022 and 2021, respectively, and $5,746 and $4,199 for the nine months ended September 30, 2022 and 2021, respectively.
Receivable from related party, net represents the net amount outstanding from Pillar for loans and unreimbursed fees, expenses and costs as provided above.
14. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). We owned 78.4% of TCI, which in turn owned 81.1% of IOR during the three and nine months ended September 30, 2022 and 2021.
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
On January 29, 2021, UHF sold El Dorado, a 208 unit multifamily property in McKinney, Texas; Limestone Ranch, a 252 unit multifamily property in Lewisville, Texas; and Marquis, a 276 unit multifamily property in Lewisville, Texas to a non-related third party. As a result of this sale, we recognized a gain of $10,026 during the nine months ended September 30, 2022 that had previously been deferred.
As of September 30, 2022 and December 31, 2021, we had deferred gain of $9,791.
16. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with TCI and IOR. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current	$81,548	$605	$81,616	$(1,196)
Deferred	—	—	—	—
	$81,548	$605	$81,616	$(1,196)
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
In February 2019, Paul Berger ("Berger") filed suit against us and others that alleged that our subsidiary IOR completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requested a payoff of various related party loans to IOR and that IOR then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Plaintiff Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. The parties, through counsel, have stipulated to the dismissal with prejudice. On June 29, 2022, the United States District Court ordered that notice of the dismissal be provided to IOR shareholders. A copy of the required notice was filed as an exhibit to a Form 8-K of IOR for event occurring June 29, 2022 (the date of the Court’s order), and on July 7, 2022, a copy of the required notice was posted on IOR’s website. If no action is taken by one or more other stockholders of IOR prior to August 19, 2022, the Court may enter an order dismissing the Berger case with prejudice.
18 Subsequent Events
The date to which events occurring after September 30, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 10, 2022, which is the date on which the consolidated financial statements were available to be issued.
On October 21, 2022, we paid off the mortgage loan payable on Stanford Center (See Note 11 - Mortgages and Other Notes Payable) with a portion of our cash distributions from our investment in VAA (See Note 10 - Investment in Unconsolidated Joint Ventures).
On November 1, 2022, in connection with the sale of the VAA Sale Portfolio, we received an additional distribution from VAA (See Note 10 - Investment in Unconsolidated Joint Ventures), which included the full operational control of the Holdback Portfolio and a cash payment of $203,936. We are in the process of assuming the mortgage notes payable on Holdback Portfolio.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the nine months ended September 30, 2022 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We believe this decline to be temporary and do not expect a significant decrease in rental revenue.
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
The following is a summary of our recent acquisition, disposition, financing and development activities:
Dispositions
•On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2.6 million resulting in a gain on sale of $1.4 million. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
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
•On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26.8 million, resulting in a gain on sale of $9.4 million. We used the proceeds to pay off the $14.7 million mortgage note payable on the property and for general corporate purposes.
•On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $0.8 million, resulting in a gain on sale of $0.7 million. We used the proceeds for general corporate purposes.
•On September 16, 2022, in connection with a sale of properties by VAA (See "Other Developments"), we sold Sugar Mill Phase III, a 72 unit multifamily property in Baton Rouge, Louisiana for $11.8 million, resulting in a gain on sale of $1.9 million. We used the proceeds to pay off the $9.6 million mortgage note payable on the property and for general corporate purposes.
•During the nine months ended September 30, 2022, we sold a total of 26.9 acres of land from our holdings in Windmill Farms for $5.1 million in aggregate, resulting in gains on sale of $4.2 million.

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
•On March 3, 2022, the loan on Stanford Center was extended to February 26, 2023 and was subsequently paid off on October 21, 2022.
•On September 1, 2022, we extended our $1.2 million loan on Athens to August 28, 2023.
•On September 16, 2022, the $9.6 million loan on Sugar Mill Phase III was paid off in connection with the sale of the underlying property (See "Dispositions").
Development Activities
During 2021, we spent $15.7 million on our ongoing development of Windmill Farms. Our expenditure includes $2.8 million on the development of land lots for sale to single family home developers and $13.0 million on reimbursable infrastructure investments. During the nine months ended September 30, 2022, we spent $3.7 million on our ongoing development of Windmill Farms. Our expenditure includes $1.2 million on the development of land lots for sale to single family home developers and $2.5 million on reimbursable infrastructure investments.
In 2021, Landing Bayou, a 240 unit multifamily property in Houma, Louisiana suffered extensive damage from Hurricane IDA. As a result, the property required extensive renovation. In 2022, we incurred $5.0 million in capital expenditures, which were funded by insurance proceeds. We expect to complete the renovation by the end of this year.
We have investment in nine notes receivable that were issued to fund the development of multifamily properties . As of September 30, 2022, one of the projects was in construction, one was in lease-up and seven were stabilized. In 2022, we advanced $2.1 million on these development notes. Each of these notes are convertible, at our option, into a 100% ownership interest in the underlying property.
Other Developments:
During 2021, we recorded a loss of $29.6 million on the remeasurements of certain assets ("Earn Out Obligation") that were sold in connection with our investment in VAA.
On June 17, 2022, we entered into an agreement to sell 45 properties (“VAA Sale Portfolio”) held by VAA and one property held by our SPC subsidiary.
On September 15, 2022, VAA, SPC, Macquarie and Pillar entered a Distribution and Holdback Property Agreement (“Distribution Agreement”), which provides the timing and ordering of the distribution of the net proceeds from the sale of the VAA Sale Portfolio, the repayment of the Mezzanine Loans, and the distribution of the remaining seven properties of VAA (“Holdback Portfolio”).
On September 16, 2022, VAA completed the sale of the VAA Sale Portfolio for $1.8 billion, resulting in gain on sale of $738.7 million. In connection with sale, we received $182.8 million, which consisted of a payoff of our $113.0 million Mezzanine Loan, $2.6 million of accrued interest on the Mezzanine Loan and $84.2 million of contributed capital offset in part by the $17.0 million remaining balance on our Earn Out Obligation.
On November 1, 2022, in connection with the sale of the VAA Sale Portfolio, we received an additional distribution from VAA, which included the full operational control of the Holdback Portfolio and a cash payment of $203.9 million. We are in the process of assuming the mortgage notes payable on Holdback Portfolio.

We plan to use our share of the proceeds from the sale of the VAA Sale Portfolio for additional investment in income-producing real estate, pay down debt and for general corporate purposes. Our ownership interest in VAA is held by SPC, and is therefore subject to the bond covenants of the three series of bonds that have been issued by SPC. These provisions include restrictions on the distribution of cash from SPC (See Note 12 - Bonds Payable in our consolidated financial statements).
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
For the comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and the Disposition Properties are Overlook at Allensville Phase II, 600 Las Colinas, Toulon and Sugar Mill Phase III.
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Variance	2022	2021	Variance
Multifamily Segment
Revenue	$2,850	$3,703	$(853)	$9,024	$11,068	$(2,044)
Operating expenses	(1,966)	(2,072)	106	(5,395)	(6,306)	911
	884	1,631	(747)	3,629	4,762	(1,133)
Commercial Segment
Revenue	4,720	5,925	(1,205)	13,286	19,115	(5,829)
Operating expenses	(2,735)	(3,538)	803	(7,146)	(10,194)	3,048
	1,985	2,387	(402)	6,140	8,921	(2,781)
Segment profit	2,869	4,018	(1,149)	9,769	13,683	(3,914)
Other non-segment items of income (expense)
Depreciation and amortization	(2,193)	(2,935)	742	(6,840)	(9,473)	2,633
General, administrative and advisory	(4,613)	(7,117)	2,504	(15,570)	(24,393)	8,823
Interest, net	2,991	(929)	3,920	6,636	(5,088)	11,724
Loss on early extinguishment of debt	(1,166)	(1,451)	285	(2,805)	(1,451)	(1,354)
Gain (loss) on foreign currency transactions	1,533	(1,639)	3,172	19,437	1,185	18,252
Gain on sale or write down of assets	1,539	31,312	(29,773)	16,580	24,265	(7,685)
Income from joint ventures	464,143	3,543	460,600	471,385	11,451	459,934
Other (expense) income	(80,799)	261	(81,060)	(79,691)	4,438	(84,129)
Net income	$384,304	$25,063	$359,241	$418,901	$14,617	$404,284
Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021:
Our $359.2 million increase in net income during the three months ended September 30, 2022 is primarily attributed to the following:
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
•The decrease in gain on sale or write down of assets is primarily due to the $27.3 million gain on the sale of 600 Las Colinas in 2021 (See "Dispositions" in Management's Overview).
•The increase in income from joint ventures is primarily due our share of the gain on the sale of the VAA Sale Portfolio in 2022 (See "Other Developments" in Management's Overview).
•The change in other (expense) income is primarily due to the $87.9 million increase in our tax provision as a result of the sale of the VAA Sale Portfolio in 2022.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021:
Our $404.3 million increase in net income during the nine months ended September 30, 2022 is primarily attributed to the following:
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
•The decrease in gain on sale or write down of assets is primarily due to the $27.3 million gain on the sale of 600 Las Colinas in 2021 (See "Dispositions" in Management's Overview) and a $10.4 million decrease in gain on sales of land parcels, offset in part by the $29.6 million loss on remeasurement of the Earn Out Obligation in 2021 (See "Other Developments" in Management's Overview).
•The increase in income from joint ventures is primarily due our share of the gain on the sale of the VAA Sale Portfolio in 2022 (See "Other Developments" in Management's Overview).
•The change in other (expense) income is primarily due to the $89.1 million increase in the tax provision as a result of the sale of the VAA Sale Portfolio in 2022.
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
We anticipate that our cash and cash equivalents as of September 30, 2022, along with cash that will be generated from notes and interest receivables, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Variance
Net cash used in operating activities	$(6,874)	$(7,723)	$849
Net cash provided by investing activities	$154,850	$106,536	$48,314
Net cash used in financing activities	$(71,524)	$(101,870)	$30,346
The increase in cash provided by investing activities is primarily due the $172.8 million increase in distribution from joint venture and the $40.3 million redemption of short term investments in 2022 offset in part by the $99.4 million purchase of short term investments in 2022, the $59.1 million decrease in proceeds from the sale of real estate and the $6.1 million decrease in collection of notes receivable in 2022. The increase in distribution from joint venture is due to the sale of the VAA Sale Portfolio in 2022 (See "Other Developments" in Management's Overview).

The decrease in cash used in financing activities is primarily due to the $47.0 million decrease in payments of mortgages, notes and bonds payable offset in part by the $20.0 million in proceeds on the mortgage notes payable in 2021.
Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and consider FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We also present FFO excluding the impact of the effects of foreign currency transactions.
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
The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three and nine months ended September 30, 2022 and 2021 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to the Company	$302,289	$19,411	$329,915	$10,151
Depreciation and amortization	2,193	2,935	6,840	9,473
Gain on sale or write down of assets	(1,539)	(31,312)	(16,580)	(24,265)
Gain on sale of land	—	4,042	4,752	15,153
Gain on sale of assets from unconsolidated joint ventures at our pro rata share	(307,300)	—	(307,300)	—
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	4,394	2,984	8,424	7,016
FFO-Basic and Diluted	37	(1,940)	26,051	17,528
Loss on extinguishment of debt	1,166	1,451	2,805	1,451
Loss on early extinguishment of debt from unconsolidated joint venture at our pro rata share	15,254	—	15,254	—
(Gain) loss on foreign currency transactions	(1,533)	1,639	(19,437)	(1,185)
FFO-adjusted	$14,924	$1,150	$24,673	$17,794

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
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In February 2019, Paul Berger ("Berger") filed suit against us and others that alleged that our subsidiary IOR completed improper sales and/or transfers of property. Berger sought to proceed derivatively and directly, requested a payoff of various related party loans to IOR and that IOR then distribute the funds to its stockholders. After discovery and motions to dismiss substantial portions of the complaint, on June 28, 2022, Plaintiff Berger sought to voluntarily dismiss the action for reasons stated in the motion. The parties have not entered into any settlement, and neither Berger nor their counsel has received any consideration for the voluntary dismissal. The parties, through counsel, have stipulated to the dismissal with prejudice. On June 29, 2022, the United States District Court ordered that notice of the dismissal be provided to IOR shareholders. A copy of the required notice was filed as an exhibit to a Form 8-K of IOR for event occurring June 29, 2022 (the date of the Court’s order), and on July 7, 2022, a copy of the required notice was posted on IOR’s website. If no action is taken by one or more other stockholders of IOR prior to August 19, 2022, the Court may enter an order dismissing the Berger case with prejudice.
ITEM 1A    RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2021 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2021 10-K.
Risks Related to COVID-19 Pandemic
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the nine months ended September 30, 2022 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the nine months ended September 30, 2022. As of September 30, 2022, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: November 10, 2022	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson Executive Vice President and Chief Financial Officer