Form 10-Q
period 2023-06-30
AMERICAN REALTY INVESTORS INC
filed 2023-08-10
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 10, 2023, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Real estate	$501,262	$493,821
Cash and cash equivalents	58,870	113,445
Restricted cash	10,938	108,883
Short-term investments	136,972	119,787
Notes receivable (including $76,935 at June 30, 2023 and December 31, 2022 from related parties)	145,861	139,609
Investment in unconsolidated joint ventures	10,022	28,226
Receivable from related parties, net	105,122	108,184
Other assets (including $4,598 and $4,663 at June 30, 2023 and December 31, 2022, respectively, from related parties)	91,695	85,524
Total assets	$1,060,742	$1,197,479
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$184,372	$188,004
Bonds payable	—	129,218
Accounts payable and other liabilities (including $1,201 at June 30, 2023 and $599 at December 31, 2022 from related parties)	47,597	53,100
Accrued interest	2,292	5,198
Deferred revenue	9,791	9,791
Total liabilities	244,052	385,311
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	62,090	62,090
Retained earnings	552,537	549,434
Total shareholders' equity	616,590	613,487
Noncontrolling interests	200,100	198,681
Total equity	816,690	812,168
Total liabilities and equity	$1,060,742	$1,197,479
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenues (including $231 and $223 for the three months ended June 30, 2023 and 2022, respectively, and $499 and $479 for the six months ended June 30, 2023 and 2022, respectively, from related parties)	$11,389	$7,259	$22,398	$14,740
Other income	850	870	1,529	1,176
Total revenue	12,239	8,129	23,927	15,916
Expenses:
Property operating expenses (including $99 and $110 for the three months ended June 30, 2023 and 2022, respectively, and $199 and $227 for the six months ended June 30, 2023 and 2022, respectively, from related parties)	7,031	3,812	13,137	7,840
Depreciation and amortization	3,200	2,298	6,302	4,647
General and administrative (including $700 and $690 for the three months ended June 30, 2023 and 2022, respectively, and $2,239 and $2,080 for the six months ended June 30, 2023 and 2022, respectively, from related parties)	3,684	2,194	6,845	4,914
Advisory fee to related party	2,183	2,858	4,588	6,043
Total operating expenses	16,098	11,162	30,872	23,444
Net operating loss	(3,859)	(3,033)	(6,945)	(7,528)
Interest income (including $4,708 and $3,609 for the three months ended June 30, 2023 and 2022, respectively, and $9,311 and $6,994 for the six months ended June 30, 2023 and 2022, respectively, from related parties)	7,898	7,625	16,193	12,902
Interest expense	(2,480)	(4,595)	(5,620)	(9,257)
Gain on foreign currency transactions	22	14,132	993	17,904
Loss on early extinguishment of debt	(1,710)	—	(1,710)	(1,639)
Equity in income from unconsolidated joint ventures	293	2,048	2,712	7,242
Gain on sale or write-down of assets, net	188	3,893	188	15,041
Income tax provision	(49)	(40)	(1,289)	(68)
Net income	303	20,030	4,522	34,597
Net income attributable to noncontrolling interests	(178)	(3,718)	(1,419)	(6,971)
Net income attributable to common shares	$125	$16,312	$3,103	$27,626

Earnings per share - basic and diluted	$0.01	$1.01	$0.19	$1.71
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended June 30, 2023
Balance, April 1, 2023	$1,801	$162	$62,090	$552,412	$616,465	$199,922	$816,387
Net income	—	—	—	125	125	178	303
Balance, June 30, 2023	$1,801	$162	$62,090	$552,537	$616,590	$200,100	$816,690
Three Months Ended June 30, 2022
Balance, April 1, 2022	$1,801	$162	$62,090	$187,399	$251,452	$99,966	$351,418
Net income	—	—	—	16,312	16,312	3,718	20,030
Balance, June 30, 2022	$1,801	$162	$62,090	$203,711	$267,764	$103,684	$371,448
Six Months Ended June 30, 2023
Balance, January 1, 2023	$1,801	$162	62,090	549,434	$613,487	$198,681	$812,168
Net income	—	—	—	3,103	3,103	1,419	4,522
Balance, June 30, 2023	$1,801	$162	$62,090	$552,537	$616,590	$200,100	$816,690
Six Months Ended June 30, 2022
Balance, January 1, 2022	$1,801	$162	$62,090	$176,085	$240,138	$96,713	$336,851
Net income	—	—	—	27,626	27,626	6,971	34,597
Balance, June 30, 2022	$1,801	$162	$62,090	$203,711	$267,764	$103,684	$371,448
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flow From Operating Activities:
Net income	$4,522	$34,597
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale or write down of assets	(188)	(15,041)
Gain on foreign currency transactions	(993)	(17,904)
Loss on early extinguishment of debt	1,710	1,639
Depreciation and amortization	7,180	6,363
Recovery of bad debts	945	(3,403)
Equity in income from unconsolidated joint ventures	(2,712)	(7,242)
Distribution of income from unconsolidated joint ventures	—	1,100
Changes in assets and liabilities, net of dispositions:
Other assets	(8,354)	2,553
Related party receivables	(3,002)	(3,948)
Accrued interest	(2,060)	(2,459)
Accounts payable and other liabilities	(5,503)	(5,248)
Net cash used in operating activities	(8,455)	(8,993)
Cash Flow From Investing Activities:
Collection of notes receivable	397	1,295
Originations and advances on notes receivable	(6,649)	(989)
Purchase of short-term investment	(82,324)	(31,500)
Redemption of short-term investment	65,139	39,750
Development and renovation of real estate	(6,244)	(8,215)
Deferred leasing costs	(197)	(922)
Proceeds from sale of assets	188	32,875
Distribution from unconsolidated joint venture	20,916	1,500
Net cash (used in) provided by investing activities	(8,774)	33,794
Cash Flow From Financing Activities:
Payments on mortgages, other notes and bonds payable	(134,840)	(39,249)
Debt extinguishment costs	(435)	(590)
Deferred financing costs	(16)	—
Net cash used in financing activities	(135,291)	(39,839)
Net decrease in cash, cash equivalents and restricted cash	(152,520)	(15,038)
Cash, cash equivalents and restricted cash, beginning of period	222,328	72,734
Cash, cash equivalents and restricted cash, end of period	$69,808	$57,696
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
We own approximately 78.4% of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is traded on the NYSE under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements. Substantially all of TCI's assets are held by its wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed for the purpose of raising funds by issuing non-convertible bonds that were listed on the Tel Aviv Stock Exchange ("TASE").
At June 30, 2023, our portfolio of properties consisted of:
●     Four office buildings comprising in aggregate of approximately 1,056,793 square feet;
●    Fourteen multifamily properties, owned directly by us, comprising of 2,328 units; and
●    Approximately 1,858 acres of developed and undeveloped land.
Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Pillar's duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. We have no employees; all of our services are performed by Pillar employees. Three of our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily properties and one of our commercial properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 14 – Related Party Transactions).
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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operation. An adjustment has been made to reclassify $1,794 and $3,299 interest expense to related parties for the three and six months ended June 30, 2022, respectively, from interest expense to interest income on the consolidated statements of operations.

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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$303	$20,030	$4,522	$34,597
Net income attributable to noncontrolling interests	(178)	(3,718)	(1,419)	(6,971)
Net income attributable to common shares	$125	$16,312	$3,103	$27,626

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$0.01	$1.01	$0.19	$1.71

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$7,943	$12,457
Cash - beginning of period
Cash and cash equivalents	$113,445	$50,748
Restricted cash	108,883	21,986
	$222,328	$72,734
Cash - end of period
Cash and cash equivalents	$58,870	$38,236
Restricted cash	10,938	19,460
	$69,808	$57,696
Payments on mortgages, other notes and bonds payable
Payments on mortgages and other notes payable	$3,664	$16,327
Payments on bonds payable	131,176	22,922
	$134,840	$39,249
The following is a schedule of noncash investing and financing activities:

	Six Months Ended June 30,
	2023	2022
Property acquired in exchange for reduction in related party receivable	$5,487	$—
Distribution from joint venture applied to Earn Out Obligation	$—	$7,012
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Multifamily Segment
Revenues	$7,658	$2,945	$15,031	$6,174
Operating expenses	(4,478)	(1,708)	(8,186)	(3,429)
Profit from segment	3,180	1,237	6,845	2,745
Commercial Segment
Revenues	3,731	4,314	7,367	8,566
Operating expenses	(2,553)	(2,104)	(4,951)	(4,411)
Profit from segment	1,178	2,210	2,416	4,155
Total profit from segments	$4,358	$3,447	$9,261	$6,900
The table below reflects the reconciliation of total profit from segments to net income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total profit from segments	$4,358	$3,447	$9,261	$6,900
Other non-segment items of income (expense)
Depreciation and amortization	(3,200)	(2,298)	(6,302)	(4,647)
General and administrative	(3,684)	(2,194)	(6,845)	(4,914)
Advisory fee to related party	(2,183)	(2,858)	(4,588)	(6,043)
Other income	850	870	1,529	1,176
Interest income	7,898	7,625	16,193	12,902
Interest expense	(2,480)	(4,595)	(5,620)	(9,257)
Gain on foreign currency transaction	22	14,132	993	17,904
Loss on early extinguishment of debt	(1,710)	—	(1,710)	(1,639)
Income from unconsolidated joint ventures	293	2,048	2,712	7,242
Gain on sales or write-down of assets	188	3,893	188	15,041
Income tax provision	(49)	(40)	(1,289)	(68)
Net income	$303	$20,030	$4,522	$34,597
6.    Lease Revenue
We lease our multifamily properties and commercial properties under agreements that are classified as operating leases. Our multifamily property leases generally include minimum rents and charges for ancillary services. Our commercial property leases generally included minimum rents and recoveries for property taxes and common area maintenance. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed component	$10,922	$6,881	$21,630	$13,877
Variable component	467	378	768	863
	$11,389	$7,259	$22,398	$14,740
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2023	$10,303
2024	8,795
2025	8,376
2026	8,024
2027	7,776
Thereafter	17,387
$60,661
7.    Real Estate Activity
Below is a summary of our real estate as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Land	$108,993	$108,933
Building and improvements	370,854	359,904
Tenant improvements	26,435	25,611
Construction in progress	66,999	65,427
Total cost	573,281	559,875
Less accumulated depreciation	(72,019)	(66,054)
Total real estate	$501,262	$493,821
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 12 - Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid to Pillar over the construction period. As of June 30, 2023, we have incurred a total of $10,823 in development costs.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Gain on sale or write-down of assets, net for the three and six months ended June 30, 2023 and 2022 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Land(1)	$188	$2,763	$188	$4,752
Multifamily Properties(2)	—	—	—	9,603
Commercial Properties	—	890	—	890
Other	—	240	—	(204)
	$188	$3,893	$188	$15,041

(1)Includes the gain on the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26,750, resulting in a gain on sale of $9,364. We used the proceeds to pay off the $14,740 mortgage note payable on the property and for general corporate purposes.
8.    Short-term Investments
We have an investment in variable denominated floating rate notes and short-term commercial paper with maturities of less than nine months. The interest rate on the note was 5.08% and 4.67% at June 30, 2023 and December 31, 2022, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of June 30, 2023 and December 31, 2022:

	Carrying value
Property/Borrower	June 30, 2023	December 31, 2022	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,157	2,326	5.00%	7/1/25
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Dominion at Mercer Crossing(2)	6,500	—	9.25%	6/7/28
Forest Pines(1)	6,472	6,472	5.00%	5/1/24
Legacy Pleasant Grove	496	496	12.00%	10/23/24
McKinney Ranch	3,926	3,926	6.00%	9/15/24
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(3)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(3)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(4)	182	182	12.00%	3/31/24
Plum Tree(1)	1,767	1,767	5.00%	4/26/26
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	12.00%	1/16/25
Spyglass of Ennis(1)(3)	5,179	5,258	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation(4)(5)	20,325	20,325	12.00%	6/30/28
Unified Housing Foundation(4)(5)	10,096	10,096	12.00%	3/31/24
Unified Housing Foundation(4)(5)	6,990	6,990	12.00%	3/31/25
Unified Housing Foundation(4)(5)	3,615	3,615	12.00%	5/31/28
Unified Housing Foundation(4)(5)	27,477	27,477	12.00%	12/31/32
Unified Housing Foundation(4)(5)	6,521	6,521	12.00%	3/31/24
Unified Housing Foundation(4)(5)	1,549	1,549	12.00%	4/30/24
Unified Housing Foundation(4)(5)	180	180	12.00%	6/30/24
	$145,861	$139,609
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and is collateralized by the underlying development property.
(2)The note has an interest rate of prime plus 1.00%.
(3)We are working with the borrower to extend the maturity and/or exercise our conversion option.
(4)     The borrower is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable.
(5) Principal and interest payments on the notes from Unified Housing Foundation, Inc. (“UHF”) are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Investment in Unconsolidated Joint Ventures
Victory Abode Apartments, LLC
On November 16, 2018, our SPC subsidiary formed the Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of a sale of the 50% ownership interest in a portfolio of multifamily properties owned by us in exchange for a 50% voting interest / 49% profit participation interest ("Class A interest") in VAA and a note payable. Concurrent with the Contribution, VAA issued Class B interests with a 2% profits participation interest and no voting rights to the manager of VAA (“Class B Member”).
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
On September 16, 2022, VAA sold 45 of its properties (“VAA Sale Portfolio”) for $1,810,700, resulting in a gain on sale of $738,444 to the joint venture. In connection with the sale, we received an initial distribution of $182,848 from VAA, which included the payment of the remaining balance of the Earn Out Obligation.
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
We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments and real estate, pay down our debt and for general corporate purposes.
Gruppa Florentina, LLC
We also own a 20% ownership interest in a 20% interest in Gruppa Florentina, LLC ("Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations, and two operating in Texas under the trade name Angelo & Vito’s Pizzerias.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of our investment in unconsolidated joint ventures:

	June 30, 2023	December 31, 2022
Assets (1)
Real estate	$13,689	$13,140
Cash, cash equivalents and restricted cash	19,983	66,364
Other assets	56,070	35,938
Total assets	$89,742	$115,442
Liabilities and Partners' Capital (1)
Liabilities from discontinued operations	$—	$8,824
Mortgage notes payable	13,791	16,267
Other liabilities	28,296	13,412
Our share of partners' capital	9,995	27,973
Outside partner's capital	37,660	48,966
Total liabilities and partners' capital	$89,742	$115,442
Investment in unconsolidated joint ventures
Our share of partners' capital	$9,995	$27,973
Basis adjustment (2)	27	253
Total investment in unconsolidated joint ventures	$10,022	$28,226
(1)    These amounts include the assets of VAA of $1,208 and $52,404 at June 30, 2023 and December 31, 2022, respectively, and liabilities of VAA of $22 and $10,812 at June 30, 2023 and December 31, 2022, respectively.
(2)     We amortize the difference between the cost of our investments in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of income from our investments in unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (1)
Rental revenue	$—	$4,032	$—	$7,963
Other revenue	16,628	15,901	27,264	25,702
Total revenue	16,628	19,933	27,264	33,665
Expenses (2)
Operating expenses	12,821	25,060	22,222	36,531
Depreciation and amortization	396	1,134	643	2,322
Interest	203	6,253	47	12,028
Total expenses	13,420	32,447	22,912	50,881
Income (loss) from continuing operations	3,208	(12,514)	4,352	(17,216)
Income from discontinued operations (3)	67	4,512	821	7,948
Net income (loss)	$3,275	$(8,002)	$5,173	$(9,268)
Equity in income from unconsolidated joint ventures	$293	$2,048	$2,712	$7,242
(1)    These amounts include revenue of VAA of $4,268 and $8,341 during the three and six months ended June 30, 2022.
(2)    These amounts include expenses of VAA of $17,486 and $26,665 during the three and six months ended June 30, 2022, respectively.
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
12.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of June 30, 2023 and December 31, 2022:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	June 30, 2023	December 31, 2022
770 South Post Oak	$11,285	$11,406	4.40%	6/1/2025
Athens	1,155	1,155	4.00%	8/28/2023
Blue Lake Villas(1)	9,588	9,673	3.15%	11/1/2055
Blue Lake Villas Phase II(1)	3,386	3,424	2.85%	6/1/2052
Chelsea	7,792	7,875	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove	7,058	7,128	3.75%	5/5/2024
Landing Bayou	14,036	14,161	3.50%	9/1/2053
Legacy at Pleasant Grove	12,879	13,039	3.60%	4/1/2048
New Concept Energy	3,542	3,542	6.00%	9/30/2023
Northside on Travis(1)	11,525	11,656	2.50%	2/1/2053
Parc at Denham Springs(1)	16,569	16,737	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,699	15,789	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2024
Residences at Holland Lake(1)	10,524	10,622	3.60%	3/1/2053
Villas at Bon Secour	19,216	19,410	3.08%	9/1/2031
Villas of Park West I(1)	9,278	9,373	3.04%	3/1/2053
Villas of Park West II(1)	8,419	8,504	3.18%	3/1/2053
Vista Ridge	9,594	9,674	4.00%	8/1/2053
Windmill Farms(2)	4,391	6,400	7.75%	2/28/2024
	$184,372	$188,004
(1)    On November 1, 2022, we agreed to assume the mortgage notes payable from our joint venture in connection with the acquisition of the underlying property (See Note 11 - Acquisitions) and are in the process of obtaining lender approval of the assumption.
(2)    On February 28, 2023, we extended the maturity of the loan to February 28, 2024 and an interest rate of 7.75%.
Interest payable at June 30, 2023 and December 31, 2022, was $2,292 and $2,004, respectively. We capitalized interest of $642 and $1,603 during the six months ended June 30, 2023 and 2022, respectively.
On March 15, 2023, we entered into a $33,000 construction loan to finance the development of Lake Wales (See Note 7 - Real Estate Activity) that bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3% and matures on March 15, 2026, with two one-year extension options.
As of June 30, 2023, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Athens, Forest Grove, Lake Wales and Villas at Bon Secour.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
13.    Bonds Payable
We have issued nonconvertible bonds ("Bonds") through SPC, which were traded on the TASE. The Bonds were denominated in New Israeli Shekels ("NIS") and provided semiannual principal and interest payments through maturity. The Bonds were subject to a number of covenants, which included restrictions on the distribution of cash from SPC.
In connection with the Bonds, we incurred a gain on foreign currency transactions of $22 and $14,132 for the three months ended June 30, 2023 and 2022, respectively, and $993 and $17,904 for the six months ended June 30, 2023 and 2022, respectively.
The outstanding balance of our Bonds at December 31, 2022 was as follows:

Bond Issuance	Amount	Interest Rate	Maturity
Series A Bonds(1)	$28,971	7.30%	7/31/23
Series B Bonds(1)	35,806	6.80%	7/31/25
Series C Bonds(2)	66,546	4.65%	1/31/23
	131,323
Less unamortized deferred issuance costs	(2,105)
	$129,218
(1)    The bonds were collateralized by the assets of SPC.
(2)    The bonds were collateralized by a trust deed on Browning Place, a 625,297 square foot office building in Dallas, Texas.
On January 31, 2023, we completed our scheduled bond payment, which included the full repayment of the Series C bonds. On May 4, 2023, we paid off the remaining balances of the Series A and Series B Bonds and withdrew from the TASE.
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
Pillar and Regis are wholly owned by a subsidiary of Realty Advisors, Inc. ("RAI"), which owns approximately 90.8% of the Company. Pillar is compensated for advisory services in accordance with an agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $231 and $223 for the three months ended June 30, 2023 and 2022, respectively, and $499 and $479 for the six months ended June 30, 2023 and 2022, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $99 and $110 for the three months ended June 30, 2023 and 2022, respectively, and $199 and $227 for the six months ended June 30, 2023 and 2022, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $700 and $690 for the three months ended June 30, 2023 and 2022, respectively, and $2,239 and $2,080 for the six months ended June 30, 2023 and 2022, respectively, for employee compensation and other reimbursable costs payable to Pillar.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Advisory fees paid to Pillar were $2,183 and $2,858 for the three months ended June 30, 2023 and 2022, respectively, and $4,588 and $6,043 for the six months ended June 30, 2023 and 2022, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have receivables from Pillar and other related parties. Receivable from related party, net represents the net amount outstanding from Pillar for loans and unreimbursed fees, expenses and costs as provided above. Interest income on these notes and related party receivables was $4,708 and $3,609 for the three months ended June 30, 2023 and 2022, respectively, and $9,311 and $10,293 for the six months ended June 30, 2023 and 2022, respectively.
15. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). We owned 78.4% of TCI, which in turn owned 81.1% of IOR during the three and six months ended June 30, 2023 and 2022.
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
As of June 30, 2023 and December 31, 2022, we had deferred gain of $9,791.
17. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with TCI and IOR. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current	$49	$40	$1,289	$68
Deferred	—	—	—	—
	$49	$40	$1,289	$68
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
19. Subsequent Events
The date to which events occurring after June 30, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 10, 2023, which is the date on which the consolidated financial statements were available to be issued.

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
•On November 1, 2022, we agreed to assume the $70.3 million mortgage notes payable on the VAA Holdback Portfolio in connection with the distribution of the underlying properties from VAA (See "Other Developments").
•On January 31, 2023, we paid off our $67.5 million of Series C bonds.
•On February 28, 2023, we extended the maturity of our loan on Windmill Farms until February 28, 2024 at a revised interest rate of 7.75%.
•On March 15, 2023, we entered into a $33.0 million construction loan to finance the development of Lake Wales (See "Development Activities") that bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3% and matures on March 15, 2026, with two one-year extension options.
•On May 4, 2023, we paid off $14.0 million of our Series A Bonds and $28.9 million of our Series B Bonds, which resulted in a loss on early extinguishment of debt of $1.7 million.

Development Activities
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan. The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of June 30, 2023, we have incurred a total of $10.8 million in development costs.
In 2021, Landing Bayou, a 240 unit multifamily property in Houma, Louisiana suffered extensive damage from Hurricane Ida. As a result, the property required extensive renovation. As of June 30, 2023, we have completed the restoration and lease up of the property for a total cost of $10.4 million, which was primarily funded by insurance proceeds.
During 2023, we spent $2.6 million on our ongoing development of Windmill Farms. Our expenditure includes $0.5 million on the development of land lots for sale to single family home developers and $2.1 million on reimbursable infrastructure investments.
Other Developments:
On September 16, 2022, VAA sold 45 properties (“VAA Sale Portfolio”) for $1.8 billion, resulting in a gain on sale of $738.4 million to the joint venture. In connection with the sale, we received an initial distribution of $182.8 million from VAA.
On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the remaining seven properties of VAA (“VAA Holdback Portfolio”) and a cash payment of $204.0 million. We are in the process of negotiating the assumption of the mortgage notes payable on the VAA Holdback Portfolio with the lenders.
We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments and real estate, pay down our debt and for general corporate purposes.
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
For the comparison of the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022, the Redevelopment Property is Landing Bayou (See "Development Activities" in Management's Overview). The change in revenues and expenses of the Redevelopment Property from 2022 to 2023 is primarily due to the lease-up of the property in 2023 as the restored units were placed in service. The Acquisition Properties are the VAA Holdback Portfolio (See "Other Developments" in Management's Overview), which include Blue Lake Villas, Blue Lake Villas Phase II, Northside on Travis, Parc at Denham Springs, Residences at Holland Lake, Villas of Park West I and Villas of Park West II. The Disposition Properties are Fruitland Park, Sugar Mill Phase III and Toulon.

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
Multifamily Segment
Revenue	$7,658	$2,945	$4,713	$15,031	$6,174	$8,857
Operating expenses	(4,478)	(1,708)	(2,770)	(8,186)	(3,429)	(4,757)
	3,180	1,237	1,943	6,845	2,745	4,100
Commercial Segment
Revenue	3,731	4,314	(583)	7,367	8,566	(1,199)
Operating expenses	(2,553)	(2,104)	(449)	(4,951)	(4,411)	(540)
	1,178	2,210	(1,032)	2,416	4,155	(1,739)
Segment profit	4,358	3,447	911	9,261	6,900	2,361
Other non-segment items of income (expense)
Depreciation and amortization	(3,200)	(2,298)	(902)	(6,302)	(4,647)	(1,655)
General, administrative and advisory	(5,867)	(5,052)	(815)	(11,433)	(10,957)	(476)
Interest, net	5,418	3,030	2,388	10,573	3,645	6,928
Loss on early extinguishment of debt	(1,710)	—	(1,710)	(1,710)	(1,639)	(71)
Gain on foreign currency transactions	22	14,132	(14,110)	993	17,904	(16,911)
Gain on sale or write down of assets	188	3,893	(3,705)	188	15,041	(14,853)
Income from joint ventures	293	2,048	(1,755)	2,712	7,242	(4,530)
Other expense	801	830	(29)	240	1,108	(868)
Net income	$303	$20,030	$(19,727)	$4,522	$34,597	$(30,075)
Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022:
Our $19.7 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $2.0 million from the Acquisition Properties and $0.2 million from the Redevelopment Property offset in part by a decrease of $0.2 million from the Same Properties and $0.1 million from the Disposition Properties. The decrease in profit from the Same Properties is due to an increase in insurance cost offset in part by an increase in revenue.
•The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of decline in occupancy at Stanford Center and an increase in insurance cost.
•The change in interest, net is due to a $0.3 million increase in interest income and a $2.1 million decrease in interest expense. The increase in interest income is due to an increase in interest from related party receivables, cash equivalents and short term investments. The increase in cash equivalents and short-term investments is due to the cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview). The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023 and the repayment of mortgage notes payable on properties sold in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The loss on early extinguishment of debt in 2023 is due to the early repayment of our Series A and Series B bonds (See "Financing Activities" in Management's Overview).
•The decrease in gain on foreign currency transactions is due to the repayment of our bonds payable in 2023.
•The decrease in gain on sale or write down of assets is primarily due to a decrease in the sale of land parcels in 2023 (See "Acquisitions and Dispositions" in Management's Overview).
•The decrease in income from joint venture is primarily due to the disposition of the properties held by VAA in 2022, including the sale of the VAA Sale Portfolio (See "Acquisitions and Dispositions" in Management's Overview) and the distribution of the VAA Holdback Portfolio (See "Other Developments" in Management's Overview).

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022:
Our $30.1 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $4.2 million from the Acquisition Properties and $0.4 million from the Redevelopment Property offset in part by a decrease of $0.3 million from the Disposition Properties and $0.2 million from the Same Properties. The decrease in profit at the Same Properties is primarily due to an increase in insurance cost offset in part by an increase in revenue.
•The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of decline in occupancy at Stanford Center and an increase in insurance cost.
•The change in interest income, net is due to a $3.3 million increase in interest income and a $3.6 million decrease in interest expense. The increase in interest income is due to an increase in interest from related party receivables, cash equivalents and short term investments. The increase in cash equivalents and short-term investments is due to the cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview). The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023 and the repayment of mortgage notes payable on properties sold in 2022 (See "Acquisitions and Dispositions" in Management's Overview) offset in part by the interest on the mortgage notes payable from the Acquisition Properties.
•The decrease in gain on foreign currency transactions is due to the repayment of our bonds payable in 2023 and changes in exchange rates during the period that the bonds were outstanding.
•The decrease in gain on sale or write down of assets is primarily due to the $9.4 million gain on the sale of Toulon in 2022 (See "Acquisitions and Dispositions" in Management's Overview) and the $4.8 million gain on the sale of land parcels in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The decrease in income from joint venture is primarily due to the disposition of the properties held by VAA in 2022, including the sale of the VAA Sale Portfolio (See "Acquisitions and Dispositions" in Management's Overview) and the distribution of the VAA Holdback Portfolio (See "Other Developments" in Management's Overview).
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
We anticipate that our cash and cash equivalents as of June 30, 2023, along with cash that will be generated from notes and interest receivables, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Variance
Net cash used in operating activities	$(8,455)	$(8,993)	$538
Net cash (used in) provided by investing activities	$(8,774)	$33,794	$(42,568)
Net cash used in financing activities	$(135,291)	$(39,839)	$(95,452)
The increase in cash provided by operating activities is primarily due to an increase in interest income and rents provided by the Acquisition Properties (See "Acquisitions and Dispositions" in Management's Overview). The increase in interest income is primarily due to an increase in short-term investments and cash equivalents and an increase in interest rates.

The change in cash from investing activities is primarily due the $32.7 million proceeds from the sale of real estate received in 2022 and the $25.4 million increase in net purchase of short term investments offset in part by the $20.9 million distribution from joint venture in 2023 (See "Other Developments" in Management's Overview).
The $95.5 million increase in cash used in financing activities is primarily due to the $108.3 million increase in the payments of the bond payable offset in part by the $12.7 million decrease in repayment of mortgage and other notes payable. The increase in payments on bonds payable is primarily due to the payoff of the Series A, Series B and Series C Bonds in 2023 (See "Financing Activities" in Management's Overview) and the decrease in the repayment of the mortgage and other notes payable is primarily due to the $14.7 million payoff of the mortgage note payable on Toulon in 2022 in connection with the sale of the underlying property.
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
The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three and six months ended June 30, 2023 and 2022 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to the Company	$125	$16,312	$3,103	$27,626
Depreciation and amortization	3,200	2,298	6,302	4,647
Gain on sale or write down of assets, net	(188)	(3,893)	(188)	(15,041)
Gain on sale of land	188	2,763	188	4,752
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	80	2,024	129	3,593
FFO-Basic and Diluted	3,405	19,504	9,534	25,577
Loss on extinguishment of debt	1,710	—	1,710	1,639
Gain on foreign currency transactions	(22)	(14,132)	(993)	(17,904)
FFO-adjusted	$5,093	$5,372	$10,251	$9,312

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the six months ended June 30, 2023. As of June 30, 2023, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: August 10, 2023	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson Executive Vice President and Chief Financial Officer