Form 10-Q
period 2023-09-30
AMERICAN REALTY INVESTORS INC
filed 2023-11-09
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 9, 2023, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Real estate	$502,031	$493,821
Cash and cash equivalents	47,203	113,445
Restricted cash	36,145	108,883
Short-term investments	134,185	119,787
Notes receivable (including $76,935 at September 30, 2023 and December 31, 2022 from related parties)	145,715	139,609
Investment in unconsolidated joint ventures	10,256	28,226
Receivable from related parties, net	92,385	108,184
Other assets (including $3,605 and $4,663 at September 30, 2023 and December 31, 2022, respectively, from related parties)	94,358	85,524
Total assets	$1,062,278	$1,197,479
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$182,428	$188,004
Bonds payable	—	129,218
Accounts payable and other liabilities (including $1,025 at September 30, 2023 and $599 at December 31, 2022 from related parties)	46,864	53,100
Accrued interest	2,480	5,198
Deferred revenue	9,791	9,791
Total liabilities	241,563	385,311
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	62,090	62,090
Retained earnings	555,525	549,434
Total shareholders' equity	619,578	613,487
Noncontrolling interests	201,137	198,681
Total equity	820,715	812,168
Total liabilities and equity	$1,062,278	$1,197,479
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenues (including $232 and $223 for the three months ended September 30, 2023 and 2022, respectively, and $731 and $702 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	$11,838	$7,570	$34,236	$22,310
Other income	688	749	2,217	1,925
Total revenue	12,526	8,319	36,453	24,235
Expenses:
Property operating expenses (including $97 and $110 for the three months ended September 30, 2023 and 2022, respectively, and $296 and $337 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	7,443	4,701	20,580	12,541
Depreciation and amortization	3,313	2,193	9,615	6,840
General and administrative (including $856 and $1,288 for the three months ended September 30, 2023 and 2022, respectively, and $3,095 and $3,368 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	1,579	3,042	8,424	7,956
Advisory fee to related party	2,295	1,571	6,883	7,614
Total operating expenses	14,630	11,507	45,502	34,951
Net operating loss	(2,104)	(3,188)	(9,049)	(10,716)
Interest income (including $4,854 and $4,140 for the three months ended September 30, 2023 and 2022, respectively, and $14,165 and $11,134 for the nine months ended September 30, 2023 and 2022, respectively, from related parties)	9,008	7,035	25,201	19,937
Interest expense	(1,954)	(4,044)	(7,574)	(13,301)
Gain on foreign currency transactions	—	1,533	993	19,437
Loss on early extinguishment of debt	—	(1,166)	(1,710)	(2,805)
Equity in income from unconsolidated joint ventures	234	464,143	2,946	471,385
(Loss) gain on sale or write-down of assets, net	(32)	1,539	156	16,580
Income tax provision	(1,127)	(81,548)	(2,416)	(81,616)
Net income	4,025	384,304	8,547	418,901
Net income attributable to noncontrolling interests	(1,037)	(82,015)	(2,456)	(88,986)
Net income attributable to common shares	$2,988	$302,289	$6,091	$329,915

Earnings per share - basic and diluted	$0.18	$18.72	$0.38	$20.43
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended September 30, 2023
Balance, July 1, 2023	$1,801	$162	$62,090	$552,537	$616,590	$200,100	$816,690
Net income	—	—	—	2,988	2,988	1,037	4,025
Balance, September 30, 2023	$1,801	$162	$62,090	$555,525	$619,578	$201,137	$820,715
Three Months Ended September 30, 2022
Balance, July 1, 2022	$1,801	$162	$62,090	$203,711	$267,764	$103,684	$371,448
Net income	—	—	—	302,289	302,289	82,015	384,304
Balance, September 30, 2022	$1,801	$162	$62,090	$506,000	$570,053	$185,699	$755,752
Nine Months Ended September 30, 2023
Balance, January 1, 2023	$1,801	$162	62,090	549,434	$613,487	$198,681	$812,168
Net income	—	—	—	6,091	6,091	2,456	8,547
Balance, September 30, 2023	$1,801	$162	$62,090	$555,525	$619,578	$201,137	$820,715
Nine Months Ended September 30, 2022
Balance, January 1, 2022	$1,801	$162	$62,090	$176,085	$240,138	$96,713	$336,851
Net income	—	—	—	329,915	329,915	88,986	418,901
Balance, September 30, 2022	$1,801	$162	$62,090	$506,000	$570,053	$185,699	$755,752
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flow From Operating Activities:
Net income	$8,547	$418,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale or write down of assets	(156)	(16,580)
Gain on foreign currency transactions	(993)	(19,437)
Loss on early extinguishment of debt	1,710	2,805
Depreciation and amortization	10,518	9,409
Provision (recovery) of bad debts	875	(3,126)
Equity in income from unconsolidated joint ventures	(2,946)	(471,385)
Distribution of income from unconsolidated joint ventures	—	3,700
Changes in assets and liabilities, net of dispositions:
Other assets	(11,336)	(4,925)
Related party receivables	(4,369)	(6,630)
Accrued interest	(1,872)	(4,652)
Accounts payable and other liabilities	7,868	85,046
Net cash provided by (used in) operating activities	7,846	(6,874)
Cash Flow From Investing Activities:
Collection of notes receivable	394	2,726
Originations and advances on notes receivable	(6,500)	(2,118)
Purchase of short-term investments	(89,566)	(99,350)
Redemption of short-term investments	75,168	40,250
Development and renovation of real estate	(9,876)	(11,834)
Deferred leasing costs	(290)	(1,163)
Proceeds from sale of assets	188	44,591
Distribution from unconsolidated joint venture	20,916	181,748
Net cash (used in) provided by investing activities	(9,566)	154,850
Cash Flow From Financing Activities:
Payments on mortgages, other notes and bonds payable	(136,809)	(70,170)
Debt extinguishment costs	(435)	(1,354)
Deferred financing costs	(16)	—
Net cash used in financing activities	(137,260)	(71,524)
Net (decrease) increase in cash, cash equivalents and restricted cash	(138,980)	76,452
Cash, cash equivalents and restricted cash, beginning of period	222,328	72,734
Cash, cash equivalents and restricted cash, end of period	$83,348	$149,186
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
At September 30, 2023, our portfolio of properties consisted of:
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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operation. An adjustment has been made to reclassify $2,447 and $5,746 interest expense to related parties for the three and nine months ended September 30, 2022, respectively, from interest expense to interest income on the consolidated statements of operations.

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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$4,025	$384,304	$8,547	$418,901
Net income attributable to noncontrolling interests	(1,037)	(82,015)	(2,456)	(88,986)
Net income attributable to common shares	$2,988	$302,289	$6,091	$329,915

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$0.18	$18.72	$0.38	$20.43

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$9,432	$22,211
Cash - beginning of period
Cash and cash equivalents	$113,445	$50,748
Restricted cash	108,883	21,986
	$222,328	$72,734
Cash - end of period
Cash and cash equivalents	$47,203	$131,236
Restricted cash	36,145	17,950
	$83,348	$149,186
Payments on mortgages, other notes and bonds payable
Payments on mortgages and other notes payable	$5,633	$26,411
Payments on bonds payable	131,176	43,759
	$136,809	$70,170
The following is a schedule of noncash investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
Property acquired in exchange for reduction in related party receivable	$6,064	$—
Distribution from joint venture applied to Earn Out Obligation	$—	$34,159
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Multifamily Segment
Revenues	$7,899	$2,850	$22,930	$9,024
Operating expenses	(4,811)	(1,966)	(12,997)	(5,395)
Profit from segment	3,088	884	9,933	3,629
Commercial Segment
Revenues	3,939	4,720	11,306	13,286
Operating expenses	(2,632)	(2,735)	(7,583)	(7,146)
Profit from segment	1,307	1,985	3,723	6,140
Total profit from segments	$4,395	$2,869	$13,656	$9,769
The table below reflects the reconciliation of total profit from segments to net income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total profit from segments	$4,395	$2,869	$13,656	$9,769
Other non-segment items of income (expense)
Depreciation and amortization	(3,313)	(2,193)	(9,615)	(6,840)
General and administrative	(1,579)	(3,042)	(8,424)	(7,956)
Advisory fee to related party	(2,295)	(1,571)	(6,883)	(7,614)
Other income	688	749	2,217	1,925
Interest income	9,008	7,035	25,201	19,937
Interest expense	(1,954)	(4,044)	(7,574)	(13,301)
Gain on foreign currency transaction	—	1,533	993	19,437
Loss on early extinguishment of debt	—	(1,166)	(1,710)	(2,805)
Income from unconsolidated joint ventures	234	464,143	2,946	471,385
(Loss) gain on sales or write-down of assets	(32)	1,539	156	16,580
Income tax provision	(1,127)	(81,548)	(2,416)	(81,616)
Net income	$4,025	$384,304	$8,547	$418,901
6.    Lease Revenue
We lease our multifamily properties and commercial properties under agreements that are classified as operating leases. Our multifamily property leases generally include minimum rents and charges for ancillary services. Our commercial property leases generally include minimum rents and recoveries for property taxes and common area maintenance. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed component	$11,338	$6,977	$32,968	$20,854
Variable component	500	593	1,268	1,456
	$11,838	$7,570	$34,236	$22,310
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2023	$9,747
2024	10,823
2025	10,358
2026	10,056
2027	9,787
Thereafter	22,444
$73,215
7.    Real Estate Activity
Below is a summary of our real estate as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Land	$108,993	$108,933
Building and improvements	371,973	359,904
Tenant improvements	17,463	25,611
Construction in progress	68,512	65,427
Total cost	566,941	559,875
Less accumulated depreciation	(64,910)	(66,054)
Total real estate	$502,031	$493,821
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 12 - Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid to Pillar over the construction period. As of September 30, 2023, we have incurred a total of $12,337 in development costs, including $334 in development fees.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Gain on sale or write-down of assets, net for the three and nine months ended September 30, 2023 and 2022 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Land(1)	$—	$—	$188	$4,752
Multifamily Properties(2)	—	1,539	—	11,142
Commercial Properties(3)	—	—	—	890
Other	(32)	—	(32)	(204)
	$(32)	$1,539	$156	$16,580

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
(3)     On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $750, resulting in a gain on sale of $667. We used the proceeds for general corporate purposes.
8.    Short-term Investments
We have investments in variable denominated floating rate notes and short-term commercial paper with maturities of less than nine months. The average interest rate on the investments was 5.29% and 4.67% at September 30, 2023 and December 31, 2022, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of September 30, 2023 and December 31, 2022:

	Carrying value
Property/Borrower	September 30, 2023	December 31, 2022	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,157	2,326	5.00%	7/1/25
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Dominion at Mercer Crossing(2)	6,354	—	9.25%	6/7/28
Forest Pines(1)	6,472	6,472	5.00%	5/1/24
Legacy Pleasant Grove	496	496	12.00%	10/23/24
McKinney Ranch	3,926	3,926	6.00%	9/15/24
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(3)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(3)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(4)	182	182	12.00%	3/31/24
Plum Tree(1)	1,767	1,767	5.00%	4/26/26
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	12.00%	1/16/25
Spyglass of Ennis(1)	5,179	5,258	5.00%	11/1/24
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation(4)(5)	20,325	20,325	12.00%	6/30/28
Unified Housing Foundation(4)(5)	10,096	10,096	12.00%	3/31/24
Unified Housing Foundation(4)(5)	6,990	6,990	12.00%	3/31/25
Unified Housing Foundation(4)(5)	3,615	3,615	12.00%	5/31/28
Unified Housing Foundation(4)(5)	27,477	27,477	12.00%	12/31/32
Unified Housing Foundation(4)(5)	6,521	6,521	12.00%	3/31/24
Unified Housing Foundation(4)(5)	1,549	1,549	12.00%	4/30/24
Unified Housing Foundation(4)(5)	180	180	12.00%	6/30/24
	$145,715	$139,609
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
10.    Investment in Unconsolidated Joint Ventures
Victory Abode Apartments, LLC
On November 16, 2018, our SPC subsidiary formed the Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of a sale of the 50% ownership interest in a portfolio of multifamily properties owned by us in exchange for a 50% voting interest in VAA and a note payable.
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of our investment in unconsolidated joint ventures:

	September 30, 2023	December 31, 2022
Assets (1)
Real estate	$13,886	$13,140
Cash, cash equivalents and restricted cash	20,449	66,364
Other assets	56,381	35,938
Total assets	$90,716	$115,442
Liabilities and Partners' Capital (1)
Liabilities from discontinued operations	$—	$8,824
Mortgage notes payable	13,444	16,267
Other liabilities	28,562	13,412
Our share of partners' capital	10,256	27,973
Outside partner's capital	38,454	48,966
Total liabilities and partners' capital	$90,716	$115,442
Investment in unconsolidated joint ventures
Our share of partners' capital	$10,256	$27,973
Basis adjustment (2)	—	253
Total investment in unconsolidated joint ventures	$10,256	$28,226
(1)    These amounts include the assets of VAA of $1,447 and $52,404 at September 30, 2023 and December 31, 2022, respectively, and liabilities of VAA of $93 and $10,812 at September 30, 2023 and December 31, 2022, respectively.
(2)     We amortize the difference between the cost of our investments in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following is a summary of income from our investments in unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue (1)
Rental revenue	$—	$3,342	$—	$11,305
Other revenue	22,268	15,417	49,532	41,119
Total revenue	22,268	18,759	49,532	52,424
Expenses (2)
Operating expenses	16,581	17,335	38,803	53,866
Depreciation and amortization	534	1,177	1,177	3,499
Interest	76	5,368	123	17,396
Total expenses	17,191	23,880	40,103	74,761
Income (loss) from continuing operations	5,077	(5,121)	9,429	(22,337)
Income from discontinued operations (3)	(78)	704,700	743	712,648
Net income	$4,999	$699,579	$10,172	$690,311
Equity in income from unconsolidated joint ventures	$234	$464,143	$2,946	$471,385
(1)    These amounts include revenue of VAA of $3,591 and $11,932 during the three and nine months ended September 30, 2022.
(2)    These amounts include expenses of VAA of $9,003 and $35,668 during the three and nine months ended September 30, 2022, respectively.
(3)    These amounts represent the net (expense) income of the VAA Sale Portfolio.
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
12.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of September 30, 2023 and December 31, 2022:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	September 30, 2023	December 31, 2022
770 South Post Oak	$11,248	$11,406	4.40%	6/1/2025
Athens(1)	—	1,155	4.00%	8/28/2023
Blue Lake Villas(2)	9,546	9,673	3.15%	11/1/2055
Blue Lake Villas Phase II(2)	3,368	3,424	2.85%	6/1/2052
Chelsea	7,749	7,875	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove	7,023	7,128	3.75%	5/5/2024
Landing Bayou	13,971	14,161	3.50%	9/1/2053
Legacy at Pleasant Grove	12,798	13,039	3.60%	4/1/2048
New Concept Energy	3,542	3,542	6.00%	9/30/2025
Northside on Travis(2)	11,460	11,656	2.50%	2/1/2053
Parc at Denham Springs(2)	16,484	16,737	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,654	15,789	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2024
Residences at Holland Lake(3)	10,474	10,622	3.60%	3/1/2053
Villas at Bon Secour	19,119	19,410	3.08%	9/1/2031
Villas of Park West I(2)	9,230	9,373	3.04%	3/1/2053
Villas of Park West II(2)	8,377	8,504	3.18%	3/1/2053
Vista Ridge	9,553	9,674	4.00%	8/1/2053
Windmill Farms(4)	4,396	6,400	7.75%	2/28/2024
	$182,428	$188,004
(1)    On August 28, 2023, we paid off the loan.
(2)    On November 1, 2022, we agreed to assume the mortgage note payable from our joint venture in connection with the acquisition of the underlying property (See Note 11 - Acquisitions) and are in the process of obtaining lender approval of the assumption.
(3)    On October 16, 2023, we received approval from the lender to assume the loan on the property that we acquired from our joint venture (See Note 11 - Acquisitions).
(4)    On February 28, 2023, we extended the maturity of the loan to February 28, 2024 and an interest rate of 7.75%.
Interest payable at September 30, 2023 and December 31, 2022, was $2,480 and $2,004, respectively. We capitalized interest of $0 and $1,048 during the three months ended September 30, 2023 and 2022, respectively, and $642 and $2,651 during the nine months ended September 30, 2023 and 2022, respectively.
On March 15, 2023, we entered into a $33,000 construction loan to finance the development of Lake Wales (See Note 7 - Real Estate Activity) that bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3% and matures on March 15, 2026, with two one-year extension options. As of September 30, 2023, no advances have been drawn on the loan.
As of September 30, 2023, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Forest Grove, Villas at Bon Secour and Windmill Farms.
13.    Bonds Payable
We have issued nonconvertible bonds ("Bonds") through SPC, which were traded on the TASE. The Bonds were denominated in New Israeli Shekels ("NIS") and provided semiannual principal and interest payments through maturity. The Bonds were subject to a number of covenants, which included restrictions on the distribution of cash from SPC.
In connection with the Bonds, we incurred a gain on foreign currency transactions of $0 and $1,533 for the three months ended September 30, 2023 and 2022, respectively, and $993 and $19,437 for the nine months ended September 30, 2023 and 2022, respectively.
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
Pillar and Regis are wholly owned by a subsidiary of May Realty Holdings, Inc., which owns approximately 90.8% of the Company. Pillar is compensated for advisory services in accordance with an agreement and development services in accordance with a project specific agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $232 and $223 for the three months ended September 30, 2023 and 2022, respectively, and $731 and $702 for the nine months ended September 30, 2023 and 2022, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $97 and $110 for the three months ended September 30, 2023 and 2022, respectively, and $296 and $337 for the nine months ended September 30, 2023 and 2022, respectively, for management fees on commercial properties payable to Regis.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
General and administrative expense includes $856 and $1,288 for the three months ended September 30, 2023 and 2022, respectively, and $3,095 and $3,368 for the nine months ended September 30, 2023 and 2022, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,295 and $1,571 for the three months ended September 30, 2023 and 2022, respectively, and $6,883 and $7,614 for the nine months ended September 30, 2023 and 2022, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have receivables from Pillar and other related parties. Related party receivables, net represents the net amount outstanding from Pillar for loans and unreimbursed fees, expenses and costs as provided above. Interest income on these notes and related party receivables was $4,854 and $4,140 for the three months ended September 30, 2023 and 2022, respectively, and $14,165 and $11,134 for the nine months ended September 30, 2023 and 2022, respectively.
15. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). We owned 78.4% of TCI, which in turn owned 81.1% of IOR during the three and nine months ended September 30, 2023 and 2022.
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
As of September 30, 2023 and December 31, 2022, we had deferred gain of $9,791.
17. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with TCI and IOR. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. The following table summarizes our income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current	$5,227	$81,548	$6,516	$81,616
Deferred	(4,100)	—	(4,100)	—
	$1,127	$81,548	$2,416	$81,616
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
19. Subsequent Events
The date to which events occurring after September 30, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 9, 2023, which is the date on which the consolidated financial statements were available to be issued.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas that is expected to be completed in 2025 for a total cost of approximately $51.3 million. The cost of construction will be funded in part by a $25.4 million construction loan. The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period.

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
•On September 1, 2022, we extended our loan on Athens to August 28, 2023.
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
•On August 28, 2023, we paid off our $1.2 million loan on Athens.

Development Activities
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan. The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of September 30, 2023, we have incurred a total of $12.3 million in development costs.
In 2021, Landing Bayou, a 240 unit multifamily property in Houma, Louisiana suffered extensive damage from Hurricane Ida. As a result, the property required extensive renovation. As of September 30, 2023, we have completed the restoration and lease up of the property for a total cost of $10.4 million, which was primarily funded by insurance proceeds.
During 2023, we spent $5.0 million on our ongoing development of Windmill Farms. Our expenditure includes $0.5 million on the development of land lots for sale to single family home developers and $4.5 million on reimbursable infrastructure investments.
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
On March 23, 2023, we received $18.0 million from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio.
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
For the comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022, the Redevelopment Property is Landing Bayou (See "Development Activities" in Management's Overview). The change in revenues and expenses of the Redevelopment Property from 2022 to 2023 is primarily due to the lease-up of the property in 2023 as the restored units were placed in service. The Acquisition Properties are the VAA Holdback Portfolio (See "Other Developments" in Management's Overview), which include Blue Lake Villas, Blue Lake Villas Phase II, Northside on Travis, Parc at Denham Springs, Residences at Holland Lake, Villas of Park West I and Villas of Park West II. The Disposition Properties are Fruitland Park, Sugar Mill Phase III and Toulon.

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Multifamily Segment
Revenue	$7,899	$2,850	$5,049	$22,930	$9,024	$13,906
Operating expenses	(4,811)	(1,966)	(2,845)	(12,997)	(5,395)	(7,602)
	3,088	884	2,204	9,933	3,629	6,304
Commercial Segment
Revenue	3,939	4,720	(781)	11,306	13,286	(1,980)
Operating expenses	(2,632)	(2,735)	103	(7,583)	(7,146)	(437)
	1,307	1,985	(678)	3,723	6,140	(2,417)
Segment profit	4,395	2,869	1,526	13,656	9,769	3,887
Other non-segment items of income (expense)
Depreciation and amortization	(3,313)	(2,193)	(1,120)	(9,615)	(6,840)	(2,775)
General, administrative and advisory	(3,874)	(4,613)	739	(15,307)	(15,570)	263
Interest income, net	7,054	2,991	4,063	17,627	6,636	10,991
Loss on early extinguishment of debt	—	(1,166)	1,166	(1,710)	(2,805)	1,095
Gain on foreign currency transactions	—	1,533	(1,533)	993	19,437	(18,444)
(Loss) gain on sale or write down of assets	(32)	1,539	(1,571)	156	16,580	(16,424)
Income from joint ventures	234	464,143	(463,909)	2,946	471,385	(468,439)
Other expense	(439)	(80,799)	80,360	(199)	(79,691)	79,492
Net income	$4,025	$384,304	$(380,279)	$8,547	$418,901	$(410,354)
Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022:
Our $380.3 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $2.0 million from the Acquisition Properties and $0.3 million from the Same Properties offset in part by a decrease of $0.1 million from the Disposition Properties.
•The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of decline in occupancy at Stanford Center and an increase in insurance cost.
•The increase in interest income, net is due to a $2.0 million increase in interest income and a $2.1 million decrease in interest expense. The increase in interest income is primarily due to our investment of cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview). The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023 and the repayment of mortgage notes payable on properties sold in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The loss on early extinguishment of debt in 2022 is due to the early repayment of the mortgage note payable on Sugar Mill Phase III (See Financing Activities" in Management's Overview).
•The decrease in gain on foreign currency transactions is due to the repayment of our bonds payable in 2023.
•The decrease in gain on sale or write down of assets is primarily due to the sale of Sugar Mill Phase III in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The decrease in income from joint venture is primarily due to our share of the gain on the sale of the VAA Sale Portfolio (See "Other Developments" in Management's Overview) in 2022.
•The decrease in other expense is primarily due to the $80.4 million decrease in our tax provision as a result of the sale of the VAA Sale Portfolio in 2022.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022:
Our $410.4 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $6.2 million from the Acquisition Properties, $0.4 million from the Redevelopment Property and $0.2 million from the Same Properties offset in part by a decrease of $0.5 million from the Disposition Properties.
•The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of decline in occupancy at Stanford Center and an increase in insurance cost.
•The increase in interest income, net is due to a $5.3 million increase in interest income and a $5.7 million decrease in interest expense. The increase in interest income is due to a $7.7 million increase in interest income from cash equivalents and short-term investments and a $2.4 million decrease in interest from notes receivables and related party receivables. The increase in interest income from investments is primarily due to our investment of cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview).
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
•The decrease in gain on sale or write down of assets is primarily due to the $9.4 million gain on the sales of Toulon and Sugar Mill Phase III in 2022 (See "Acquisitions and Dispositions" in Management's Overview) and the $4.8 million in gain on the sale of land parcels in 2023 (See "Acquisitions and Dispositions" in Management's Overview).
•The decrease in income from joint venture is primarily due to our share of the gain on the sale of the VAA Sale Portfolio (See "Other Developments" in Management's Overview) in 2022.
•The decrease in other expense income is primarily due to the $79.2 million decrease in the tax provision as a result of the sale of the VAA Sale Portfolio in 2022.
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
We anticipate that our cash and cash equivalents as of September 30, 2023, along with cash that will be generated from notes related party receivables and investment in cash equivalents and short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Variance
Net cash provided by (used in) operating activities	$7,846	$(6,874)	$14,720
Net cash (used in) provided by investing activities	$(9,566)	$154,850	$(164,416)
Net cash used in financing activities	$(137,260)	$(71,524)	$(65,736)

The increase in cash provided by operating activities is primarily due to an increase in interest income and rents provided by the Acquisition Properties (See "Acquisitions and Dispositions" in Management's Overview). The increase in interest income is primarily due to an increase in short-term investments and cash equivalents and an increase in interest rates.
The $164.4 million change in cash from investing activities is primarily due the $159.3 million distribution from joint venture in 2023 (See "Other Developments" in Management's Overview) and the $44.4 million decrease in proceeds from the sale of real estate offset in part by the $44.7 million increase in net purchase of short term investments.
The $65.7 million increase in cash used in financing activities is primarily due to the $87.4 million increase in the payments of the bond payable offset in part by the $20.8 million decrease in repayment of mortgage and other notes payable. The increase in payments on bonds payable is primarily due to the payoff of the bonds in 2023 (See "Financing Activities" in Management's Overview) and the decrease in the repayment of the mortgage and other notes payable is primarily due to the payoff of the mortgage notes on Toulon and Sugar Mill Phase III in 2022 in connection with the sales of the underlying properties.
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

The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three and nine months ended September 30, 2023 and 2022 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to the Company	$2,988	$302,289	$6,091	$329,915
Depreciation and amortization	3,313	2,193	9,615	6,840
Loss (gain) on sale or write down of assets, net	32	(1,539)	(156)	(16,580)
Gain on sale of land	—	—	188	4,752
Gain on sale of assets from unconsolidated joint ventures at our pro rata share	—	(307,300)	—	(307,300)
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	106	4,394	235	8,424
FFO-Basic and Diluted	6,439	37	15,973	26,051
Loss on extinguishment of debt	—	1,166	1,710	2,805
Loss on early extinguishment of debt from unconsolidated joint venture at our pro rata share	—	15,254	—	15,254
Gain on foreign currency transactions	—	(1,533)	(993)	(19,437)
FFO-adjusted	$6,439	$14,924	$16,690	$24,673

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the nine months ended September 30, 2023. As of September 30, 2023, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: November 9, 2023	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson Executive Vice President and Chief Financial Officer