Form 10-K
period 2023-12-31
AMERICAN REALTY INVESTORS INC
filed 2024-03-21
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
As of March 19, 2024, there were 16,152,043 shares of common stock outstanding.
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
Corporate Structure
We own approximately 78.4% of the common stock of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements. Substantially all of TCI's assets are held by its wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed to raise funds by issuing non-convertible bonds that were listed and traded on the Tel-Aviv Stock Exchange ("TASE"). In addition, TCI owns approximately 82.3% of the common stock of Income Opportunity Realty Investors, Inc. ("IOR") a Nevada corporation, which is publicly listed and traded on the NYSE under the symbol IOR.
On November 19, 2018, SPC formed the Victory Abode Apartments, LLC (“VAA”) joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in 51 multifamily properties. We account for our investment in VAA under the equity method. In 2022, VAA sold 45 of its properties to a third party and distributed the remaining seven properties to us in a liquidating distribution.
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

Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. In addition, Pillar serves as the contractual "Advisor" and "Cash Manager" to TCI and IOR. Pillar is compensated by us under an Advisory Agreement and a Cash Management Agreement that are more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. We have no employees. We rely upon the employees of Pillar to render services to us in accordance with the terms of the Advisory Agreement and the Cash Management Agreement.
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
Portfolio Composition
At December 31, 2023, our property portfolio consisted of:
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,056,793 square feet;
•Fourteen multifamily properties, comprising in 2,328 units; and
•Approximately 1,843 acres of developed and undeveloped land.
Recent Activity
Financing Activities
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
•On May 4, 2023, we paid off the remaining $14.0 million of our Series A Bonds and $28.9 million of our Series B Bonds, which resulted in a loss on early extinguishment of debt of $1.7 million.
•On August 28, 2023, we paid off our $1.2 million loan on Athens.
•On November 6, 2023, we entered into a $25.4 million construction loan to finance the development of Merano (See "Development Activities") that bears interest at prime plus 0.25% and matures on November 6, 2028.
•On December 15, 2023, we entered into a $23.5 million construction loan to finance the development of Bandera Ridge (See "Development Activities") that bears interest at SOFR plus 3% and matures on December 15, 2028.
•On February 8, 2024, we extended the maturity of our loan on Windmill Farms to February 28, 2026 at an interest rate of 7.50%.

Development Activities
We have agreements to develop two land parcels or "PODs" of our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 lands lots to used for single family homes for a total of $24.3 million. We estimate that we will complete the development of these PODs over a two-year period starting in the third quarter of 2024. During 2023, we spent $5.0 million on the project, which included $0.5 million on lot development and $4.5 million on reimbursable infrastructure investments.

On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Lake Wales") that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. In connection with the closing of the loan, we purchased the land and certain entitlement costs from a related party at an appraised value of $6.1 million. As of December 31, 2023, we have incurred a total of $16.9 million in development costs.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51.9 million. The cost of construction will be funded in part by a $25.4 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of December 31, 2023, we have incurred a total of $7.2 million in development costs.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49.6 million. The cost of construction will be funded in part by a $23.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. In connection with the closing of the loan, we purchased the land from a related party at an appraised value of $2.7 million. As of December 31, 2023, we have incurred a total of $3.1 million in development costs.
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
We finance our acquisitions through operating cash flow, proceeds from the sale of land and income-producing properties, and debt, which is financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. Most of the mortgage notes payable on our multifamily properties are insured with the Department of Housing and Urban Development ("HUD"). HUD backed mortgage notes payable generally provide for lower interest rates and longer term than conventional debt. However, HUD insured mortgage notes payable are subject to extensive regulations over the origination and transfers of mortgage notes payable and restrictions on the amount and timing of distribution of cash flows from the underlying real estate. When we sell properties, we may carry a portion of the sales price, generally in the form of a short-term interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties, or to sell interests in some of our properties.
Historically, we have previously increased our portfolio of multifamily properties by partnering with third-party developers (“Developers”) to construct multifamily properties on our behalf. In these instances, we worked with the Developer on the location, design, construction budget and initial lease plan for a potential development project (“Development Project”). The construction costs included a development fee paid to the Developer. To ensure that the Development Project was constructed on plan, on time and on budget, we entered into a convertible loan arrangement with the Developer, whereby we advanced the out-of-pocket capital to the developer at nominal rate of interest with an option to convert the loan into a 100% ownership interest in the entity that holds the Development Project for a price equal to development cost.
We have also used Pillar as the Developer for our land development projects, including Windmill Farms and have elected to use Pillar as the Developer for our current portfolio multifamily development projects. We believe direct involvement through Pillar enables us to achieve higher construction quality, greater control over construction schedules and cost savings.
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
Available Information
We maintain an internet site at www.americanrealtyinvest.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. We issue Annual Reports containing audited financial statements to our common stockholders.

ITEM 1A.    RISK FACTORS
An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.
FACTORS AFFECTING THE INDUSTRY
Our operating performance is subject to risks associated with the real estate industry.
Real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. These events include, but are not limited to:
•adverse changes in international, national or local economic conditions;
•inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;
•adverse changes in financial conditions of actual or potential investors, buyers, sellers or tenants;
•inability to collect rent from tenants;
•competition from other real estate investors, including other real estate operating companies, publicly-traded REITs and institutional investment funds;
•reduced tenant demand for office space and residential units from matters such as: (i) trends in space utilization, (ii) changes in the relative popularity of our properties, (iii) the type of space we lease, (iv) purchasing versus leasing, (v) increasing crime or homelessness in our submarkets or (vi) economic recessions;
•increases in the supply of office space and residential units;
•fluctuations in interest rates and the availability of credit, which could adversely affect our ability to obtain financing on favorable terms or at all;
•increases in operating costs, including: (i) insurance costs, (ii) labor costs, (iii) energy prices, (iv) property taxes, and (v) costs of compliance with laws, regulations and governmental policies;
•utility disruptions;
•changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA;
•difficulty in operating properties effectively;
•acquiring undesirable properties; and
•inability to dispose of properties at appropriate times or at favorable prices.
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
Our business may be impacted as a result of any health emergency like the pandemic impact the coronavirus.
Considerable uncertainty still surrounds the recent Covid-19 pandemic, including its conclusion, the availability of and effectiveness of vaccines, the potential short-term and long term effects, including but not limited to shifts in consumer housing demand based on geography, affordability, housing type (e.g., multi-family vs. single family) and unit type (e.g., office studio vs. multi-bedroom), mainly resulting from the paradigm shift of work culture, the decentralization of corporate headquarters and the success of “work from home” models. Moreover, local, state and national measures taken to limit the spread of the recent pandemic have already resulted in significant economic impacts and mortality rates, the duration and scope of which cannot currently be predicted. The extent to which our financial condition or operating results will be effected in the future by any future pandemic will largely depend on future demand and developments, which are highly uncertain and cannot be accurately predicted.
We face risks associated with and have been the target of security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
The phenomenon of cyber-attacks in general, and cyber-attacks against databases in particular, have become a risk to all companies. We are exposed to cyber-attacks, which may, depending on their success and strength, damage the privacy of the information stored in the databases as well as cause equipment failures, loss, discovery, use, corruption, destruction or appropriation of information, content and valuable technical information. In recent years, cyber-attacks against companies have increased in frequency, scope and potential damage. Malicious damage (such as the introduction of viruses and cyber-attacks) or a large-scale malfunction may adversely affect the group's business and results, including damage to the group's reputation, and the group's financial condition.
FACTORS AFFECTING OUR ASSETS
Adverse events concerning our existing tenants or negative market conditions affecting our existing tenants could have an adverse impact on our ability to attract new tenants, release space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth.
Our cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:
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
Our reliance on third-party management companies s to operate certain of our properties may harm our business.
We rely on third party property managers to manage the daily operations of our properties. These management companies are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations, and any adversity experienced by our property managers could adversely impact the operation and profitability of our properties.
These third parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and these third-party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties, which in turn could adversely affect us, including damage to our relationships with such franchisers or we may be in breach of our management agreement.

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
Our properties are located principally in specific geographic areas in the Southern United States. Our overall performance is largely dependent on economic conditions in this region.
We are leveraged and may not be able to meet our debt service obligations.
We had total indebtedness at December 31, 2023 of approximately $182.7 million. Substantially all of our multifamily real estate has been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit our ability to pursue other business opportunities in the future.
A significant portion of our debt is insured with HUD
As of December 31, 2023, we had $128.9 million in mortgage notes payable insured by the U.S. Department of Housing and Urban Development ("HUD"), which represented 71% of our total indebtedness. HUD insured loans allow Lenders to extend loans at a relatively low interest rate for terms of up to 40 years for properties under new construction, or up to 35 years for acquisition or refinancing of existing properties. In return for lower interest rates and favorable terms, HUD loans involve extensive regulatory compliance.
While we hope to continue utilizing HUD insured loans in the future, should we not be able to access such loans, or should HUD cease to permit us to access or assume HUD insured debt, we would likely incur significantly increased interest costs and shorter term conventional loans (assuming we are able to obtain conventional loans) and possibly need to utilize funds from disposal of investments or other properties to finance such activities.
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
Properties may need to be sold from time to time for cash flow purposes.
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

We engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we are subject to certain risks, including the following:

•We may not complete a development or redevelopment project on schedule or within budgeted amounts (as a result of risks beyond our control, such as weather, labor conditions, permitting issues, material shortages and price increases);
•We may be unable to lease the developed or redeveloped properties at budgeted rental rates or lease up the property within budgeted time frames;
•We may devote time and expend funds on development or redevelopment of properties that we may not complete;
•We may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy and other required governmental permits and authorizations, and our costs to comply with the conditions imposed by such permits and authorizations could increase;
•We may encounter delays, refusals and unforeseen cost increases resulting from third-party litigation or objections; and
•We may fail to obtain the financial results expected from properties we develop or redevelop;
ITEM 1B     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

We rely on the information technology and systems maintained by Pillar and their employees to identify and manage material risks from cybersecurity threats. Pillar takes various actions, and incurs significant costs, to maintain and manage the operation and security of information technology and systems, including the data maintained in those systems. We believe that Pillar’s Director of Information Technology and his associates endeavor to evaluate and address cyber risks in alignment with our business objectives, operational needs and industry-accepted standards, such as the National Institute of Standards and Technology and CIS Critical Security Controls frameworks. Since we rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services to conduct our operations, store personal and sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements, we have processes and procedures in place to monitor the prevention, detection, mitigation and remediation of cybersecurity risks. These include, but are not limited to (i) maintaining a defined and practiced incident response plan; (ii) employing appropriate incident prevention and detection safeguards; (iii) maintaining a defined disaster recovery policy and employing disaster recovery software, where appropriate; (iv) educating, training and testing our user community on information security practices and identification of potential cybersecurity risks and threats; and (v) reviewing and evaluating new developments in the cyber threat landscape. Recognizing the complexity and evolving nature of cybersecurity risk, we engage with a range of external support in evaluating, monitoring and testing our cybersecurity management systems and related cyber risks.

The Audit Committee of the Board of Directors oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from Pillar’s Director of Information Technology regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, a detailed incident response plan is in place for contacting authorities and informing key stakeholders, including management. We do not believe we are reasonably likely to be materially affected from cybersecurity threats, including as a result of previous incidents.

ITEM 2.    PROPERTIES
Residential Properties

Count	Property	Location	Year Constructed	Units	Occupancy
1	Blue Lake Villas	Waxahachie, TX	2002	186	92.5%
2	Blue Lake Villas Phase II	Waxahachie, TX	2004	70	94.3%
3	Chelsea	Beaumont, TX	1999	144	95.1%
4	Forest Grove	Bryan, TX	2020	84	100.0%
5	Landing on Bayou Cane	Houma, LA	2005	240	94.6%
6	Legacy at Pleasant Grove	Texarkana, TX	2006	208	86.5%
7	Northside on Travis	Sherman, TX	2008	200	96.5%
8	Parc at Denham Springs	Denham Spring, LA	2007	224	90.6%
9	Parc at Denham Springs Phase II	Denham Springs, LA	2010	144	91.0%
10	Residences at Holland Lake	Weatherford, TX	2004	208	93.3%
11	Villas at Bon Secour	Gulf Shores, AL	2007	200	86.0%
12	Villas of Park West I	Pueblo, CO	2005	148	96.0%
13	Villas of Park West II	Pueblo, CO	2010	112	99.1%
14	Vista Ridge	Tupelo, MS	2009	160	94.4%
				2,328

The following table sets forth the location and number of units as of December 31, 2023:

Location	No.	Units
Alabama	1	200
Colorado	2	260
Louisiana	3	608
Mississippi	1	160
Texas	7	1,100
	14	2,328

Commercial Properties

Count	Property	Location	Year Constructed	Square Feet	Occupancy
1	770 South Post Oak	Houston, TX	1970	95,450	50.4%
2	Browning Place	Dallas, TX	1984	625,297	53.2%
3	Senlac	Dallas, TX	1971	2,812	100.0%
4	Stanford Center	Dallas, TX	2007	333,234	40.8%
				1,056,793

The following table summarizes our commercial lease expirations as of December 31, 2023:

Year of Lease Expiration	Number of Leases Expiring	Square Foot ("SF") of Leases Expiring	% of Total Leased SF by Expiring Leases	Ending Rent/SF of Expiring Leases	% of Total Rent Represented by Expiring Leases
2024	10	35,578	7%	21.89	6.0%
2025	7	29,913	6%	20.77	4.8%
2026	5	23,668	5%	23.86	4.3%
2027	3	9,984	2%	25.98	2.0%
2028	6	35,883	7%	24.27	6.7%
Thereafter	23	348,457	73%	26.26	76.2%
	54	483,483	100%		100.0%

Land Investments

Project	Location	Acres
Held for development
Athens	Athens, AL	33
EQK Portage	Kent, OH	49
McKinney 36	Collin County, TX	18
Ocean Estates	Gulfport, MS	12
Willowick	Pensacola, FL	40
Mercer Crossing Commercial	Farmers Branch, TX	19
Windmill Farms	Kaufman County, TX	1,511
Other	Various	36
		1,718
Held subject to sales contract
Windmill Farms	Kaufman County, TX	125
		1,843

ITEM 3.    LEGAL PROCEEDINGS
We were a defendant in litigation instituted by David Clapper and related entities (collectively, "Clapper”) regarding a multifamily property transaction that occurred in 1988. The litigation led to a substantial judgment against our affiliate and Clapper subsequently sued numerous other entities including us in Federal Court to collect that judgment. The case was tried to a jury in May 2021. The jury found the defendants owed Clapper nothing and the Court issued a take nothing judgment. Clapper subsequently filed an appeal to the US Fifth Circuit Court of Appeals, and on March 8, 2024, the court reversed the judgment and remanded the case for further proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ARL’s common stock is listed and traded on the NYSE under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2023		2022
	High	Low	High	Low
First Quarter	$31.59	$18.90	$15.70	$11.90
Second Quarter	$26.42	$16.50	$23.02	$13.75
Third Quarter	$23.14	$14.37	$16.74	$13.35
Fourth Quarter	$18.69	$11.69	$27.76	$15.26
On March 19, 2024, the closing market price of our common stock on the NYSE was $16.94 per share, and was held by  1,151 stockholders of record.
Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2023, 2022 or 2021. Future dividends to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.
We have a stock repurchase program that allows for the repurchase of up to 1,250,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased in 2023 and the program has 19,465 shares remaining that can be repurchased as of December 31, 2023.
ITEM 6.    SELECTED FINANCIAL DATA
Optional and not included.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Report. Our results of operations for the year ended December 31, 2023 were affected by a acquisitions and disposition, refinancing activity, development activity as discussed below.
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
Our operations are managed by Pillar in accordance with an Advisory Agreement and a Cash Management Agreement. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. We rely upon the employees of Pillar to render services to us in accordance with the terms of the Advisory Agreement. Pillar is considered to be a related party due to its ownership by RAI.

The following is a summary of our recent acquisition, disposition, financing and development activities:
Acquisitions and Dispositions
•On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie, for $2.6 million, resulting in a gain on sale of $1.4 million. Concurrent with the sale, we each contributed our 50% ownership interests in the property into VAA.
•On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74.8 million, resulting in a gain on sale of $27.3 million. We used the proceeds from the sale to pay off the mortgage note payable on the property (See "Financing Activities") and for general corporate purposes.
•During the year ended December 31, 2021, we sold a total of 134.7 acres of land from our holdings in Windmill Farms for $20.2 million in aggregate, resulting in gains on sale of $10.3 million. In addition, we sold 14.1 acres of land from our holdings in Mercer Crossing for $9.0 million, resulting in a gain on sale of $6.4 million.
•On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26.8 million, resulting in a gain on sale of $9.4 million. We used the proceeds from the sale to pay off the $14.7 million mortgage note payable on the property and for general corporate purposes.
•On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $0.8 million, resulting in a gain on sale of $0.7 million. We used the proceeds from the sale for general corporate purposes.
•On September 16, 2022, we sold Sugar Mill Phase III, a 72 unit multifamily property in Baton Rouge, Louisiana for $11.8 million in connection with the sale of properties by VAA (See "Other Developments"), resulting in a gain on sale of $1.9 million. We used the proceeds from the sale to pay off the $9.6 million mortgage note payable on the property and for general corporate purposes.
•On November 1, 2022, we acquired the seven multifamily properties from VAA (See "Other Developments") with a fair value of $219.5 million.
•During the year ended December 31, 2022, we sold a total of 26.9 acres of land from our holdings in Windmill Farms for $5.1 million in aggregate, resulting in gains on sale of $4.2 million. In addition, we sold 0.9 acres of land from our holdings in Mercer Crossing for $0.7 million, resulting in a gain on sale of $0.2 million.
Financing Activities
•On March 2, 2021, we extended our loan on Athens to August 28, 2022.
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
•On October 21, 2022, we paid off the $38.5 million loan on Stanford Center from a portion of our share of the proceeds from sale of the VAA Sale Portfolio (See "Other Developments").
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

•On March 15, 2023, we entered into a $33.0 million construction loan to finance the development of Lake Wales (See "Development Activities") that bears interest at SOFR plus 3% and matures on March 15, 2026, with two one-year extension options.
•On May 4, 2023, we paid off the remaining $14.0 million of our Series A Bonds and $28.9 million of our Series B Bonds, which resulted in a loss on early extinguishment of debt of $1.7 million.
•On August 28, 2023, we paid off our $1.2 million loan on Athens.
•On November 6, 2023, we entered into a $25.4 million construction loan to finance the development of Merano (See "Development Activities") that bears interest at prime plus 0.25% and matures on November 6, 2028. As of December 31, 2023, no advances have been drawn on the loan.
•On December 15, 2023, we entered into a $23.5 million construction loan to finance the development of Bandera Ridge (See "Development Activities") that bears interest at SOFR plus 3% and matures on December 15, 2028.
•On February 8, 2024, we extended the maturity of our loan on Windmill Farms to February 28, 2026 at an interest rate of 7.50%.

Development Activities
During 2023, we spent $5.0 million on our ongoing development of Windmill Farms. Our expenditure included $0.5 million on the development of land lots for sale to single family home developers and $4.5 million on reimbursable infrastructure investments. In connection with the project, we entered into an agreement to sell 276 lots for a total of $13.1 million. The agreement provides for the lots to be delivered over a two-year period. We expect the first installment to be completed in June 2024.
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Lake Wales") that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. In connection with the closing of the loan, we purchased the land and certain entitlement costs from a related party at an appraised value of $6.1 million. As of December 31, 2023, we have incurred a total of $16.9 million in development costs.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51.9 million. The cost of construction will be funded in part by a $25.4 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of December 31, 2023, we have incurred a total of $7.2 million in development costs.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49.6 million. The cost of construction will be funded in part by a $23.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. In connection with the closing of the loan, we purchased the land from a related party at an appraised value of $2.7 million. As of December 31, 2023, we have incurred a total of $3.1 million in development costs.
In 2021, Landing on Bayou Cane, a 240 unit multifamily property in Houma, Louisiana suffered extensive damage from Hurricane Ida and required extensive renovation. As of December 31, 2023, we completed the restoration and lease-up of the property for a total cost of $16.7 million, which was primarily funded by insurance proceeds.

Other Developments
On September 16, 2022, VAA sold 45 properties (“VAA Sale Portfolio”) for $1.8 billion, resulting in a gain on sale of $738.4 million to the joint venture. In connection with the sale, we received an initial distribution of $182.8 million from VAA.
On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the remaining seven properties (collectively referred to herein as the “VAA Holdback Portfolio”) and a cash payment of $204.0 million. The VAA Holdback Portfolio consists of Blue Lake Villas, a 186 unit multifamily property in Waxahachie, Texas; Blue Lake Villas Phase II, a 70 unit multifamily property in Waxahachie, Texas; Northside on Travis, a 200 unit multifamily property in Sherman, Texas; Parc at Denham Springs, a 224 unit multifamily property in Denham Spring, Louisiana; Residences at Holland Lake, a 208 unit multifamily property in Weatherford, Texas; Villas of Park West I, a 148 unit multifamily property in Pueblo, Colorado; and Villas of Park West II, a 112 unit multifamily property in Pueblo, Colorado.
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
For the comparison of the year ended December 31, 2023 to the year ended December 31, 2022, the Redevelopment Property is Landing on Bayou Cane. The Acquisition Properties are Blue Lake Villas, Blue Lake Villas Phase II, Northside on Travis, Parc at Denham Springs, Residences at Holland Lake, Villas of Park West I and Villas of Park West II. The Disposition Properties are Fruitland Park, Sugar Mill Phase III and Toulon.

The following table (amounts in thousands) provides a summary of the results of operations of 2023 and 2022:

	For the Years Ended December 31,
	2023	2022	Variance
Multifamily Segment
Revenue	$32,608	$17,828	$14,780
Operating expenses	(17,749)	(9,524)	(8,225)
	14,859	8,304	6,555
Commercial Segment
Revenue	14,415	16,252	(1,837)
Operating expenses	(10,147)	(8,815)	(1,332)
	4,268	7,437	(3,169)
Segment operating income	19,127	15,741	3,386
Other non-segment items of income (expense)
Depreciation and amortization	(13,646)	(9,686)	(3,960)
General, administrative and advisory	(20,198)	(18,786)	(1,412)
Interest income, net	17,345	9,030	8,315
Loss on early extinguishment of debt	(1,710)	(2,805)	1,095
Gain on foreign currency transactions	993	20,067	(19,074)
(Loss) gain sale, remeasurement or write down of assets	(1,923)	87,132	(89,055)
Income from joint ventures	3,242	469,268	(466,026)
Other income (expense)	2,021	(94,644)	96,665
Net income	$5,251	$475,317	$(470,066)
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022:
Our $470.1 million decrease in net income in 2023 is primarily attributed to the following:
•The $6.6 million increase in profit from the multifamily properties is due to increases of $5.6 million from the Acquisition Properties and $2.3 million from the Redevelopment Property offset in part by decreases of $1.0 million from the Same Properties and $0.3 million from the Disposition Properties. The increase in profit from the Redevelopment property is due to the completion of the restoration and lease-up of Landing on Bayou Cane in 2023. The decrease in profit from the Same Properties is primarily due to an increase in insurance cost in 2023.
• The $3.2 million decrease in profit from the commercial properties is primarily due to a decline in occupancy and an increase in insurance cost.
•The $8.3 million increase in interest income, net is due to a $8.0 million decrease in interest expense and a $0.3 million increase in interest income.
The decrease in interest expense is primarily due to the pay down of our bonds payable in 2023 (See "Financing Activities" in Management's Overview).
The increase in interest income is primarily due to a $9.9 million increase in interest on short term investments offset in part by a $9.6 million decrease in interest income from notes receivable and receivable from related party. The increase in short-term investments is primarily due to the $388.0 million in cash distributions received from VAA in 2022 (See "Other Developments" in Management's Overview). The decrease in interest income from notes receivable is primarily due to the forgiveness of $4.2 million in interest income in connection with the UHF loan modification in 2023.
•The decrease in gain on foreign currency transactions is due to a change in the U.S. Dollar and the New Israeli Shekel conversion rate in connection with the bonds that were listed on the Tel-Aviv Stock Exchange (See "Financing Activities").

•(Loss) gain on sale, remeasurement or write down of assets changed $91.1 million from a gain of $89.2 million in 2022 to a loss of $1.9 million in 2023. The decrease in gain is primarily due to the $73.2 million gain on remeasurement of the VAA Holdback Portfolio in 2022 (See "Other Developments" in Management's Overview) and property dispositions in 2022 (See "Acquisitions and Dispositions" in Management's Overview).
•The decrease in income from joint ventures is primarily due to our share of the gain on the sale of the VAA Sale Portfolio in 2022 (See "Other Developments" in Management's Overview).
•The $101.3 million change in other income (expense) is primarily due to the income tax expense incurred in connection with the sale of the VAA Sale Portfolio in 2022 (See "Other Developments" in Management's Overview).
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021:
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023 for a discussion of our results of operations for the year ended December 31, 2022.
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
We anticipate that our cash, cash equivalents and short-term investments as of December 31, 2023, along with cash that will be generated in 2024 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We may also selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2023	2022	Variance
Net cash used in operating activities	$(31,054)	$(45,386)	$14,332
Net cash provided by investing activities	$26,813	$307,357	$(280,544)
Net cash used in financing activities	$(139,020)	$(112,377)	$(26,643)
The decrease in cash used in operating activities is primarily due to an increase in interest income and an increase in rents provided by the Acquisition Properties (See "Acquisitions and Dispositions" in Management's Overview). The increase in interest income is primarily due to an increase in short-term investments and cash equivalents and an increase in interest rates.
The decrease in cash provided by investing activities is primarily due to a $362.9 million decrease in distribution from joint venture (See "Other Developments" in Management's Overview) and a $44.4 million decrease in proceeds from the sale of real estate (See "Acquisitions and Dispositions" in Management's Overview), offset in part by a $131.7 million decrease in investment in short-term investments. The decrease in distribution from joint venture is due to the sale of the VAA Sale Portfolio in 2022 (See "Other Developments" in Management's Overview) and the decrease in investment in short-term investments is due to the investment of those distributions in 2022.

The $26.6 million increase in cash used in financing activities is primarily due to an $87.4 million increase in the repayments of bond payable offset in part by a $60.8 million decrease in repayments of mortgage and other notes payable. The increase in repayments of bonds payable is primarily due to the payoff of our bonds in 2023 (See "Financing Activities" in Management's Overview) and the decrease in the repayments of the mortgage and other notes payable is primarily due to the payoff of the mortgage notes on Toulon and Sugar Mill Phase III in 2022 in connection with the sales of the underlying properties.
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
The following reconciles our net income attributable to FFO and FFO-basic and diluted, excluding loss from foreign currency transactions and loss on extinguishment of debt for the years ended December 31, 2023, 2022 and 2021 (dollars and shares in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net income attributable to the Company	$3,968	$373,349	$3,347
Depreciation and amortization on consolidated assets	13,646	9,686	11,870
Loss (gain) on sale, remeasurement or write down of assets	1,923	(87,132)	(24,647)
Gain on sale of land	188	4,752	16,645
Gain on sale of assets from unconsolidated joint venture at our pro rata share	—	(265,804)	—
Depreciation and amortization on unconsolidated joint ventures at pro rata share	272	8,424	11,604
FFO-Basic and Diluted	19,997	43,275	18,819
Loss on early extinguishment of debt	1,710	2,805	1,451
Loss on early extinguishment of debt from unconsolidated joint venture at our pro rata share	—	15,254	—
(Gain) loss on foreign currency transactions	(993)	(20,067)	6,175
FFO-adjusted	$20,714	$41,267	$26,445
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Optional and not included.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of and
Stockholders of American Realty Investors, Inc.
Dallas, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $501.6 million as of December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company periodically assesses whether there has been any impairment in the carrying value of its properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value.

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
How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s controls over the Company’s real estate asset impairment assessment process. Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment existed for the Company’s real estate assets. Our procedures included obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, including searching for significant tenant write-offs or upcoming lease expirations with little prospects for replacement tenants. We also searched for any significant declines in operating results of a real estate asset that could be due to a triggering event or an indicator of potential impairment.
Collectability of Notes Receivable
Description of the Matter
At December 31, 2023, the Company had notes receivable in the amount of $144.1 million. The Company performs an assessment as to whether or not substantially all of the amounts due under these notes receivable is deemed probable of collection. Subsequently, for notes where the Company concludes that it is not probable that it will collect substantially all payments due under the note, the Company creates an allowance for any amounts not probable of collection.
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
Revenue Recognition (straight-line) for commercial tenants
Description of the Matter
During 2023, the Company recognized office rental revenues and tenant recoveries of $14.4 million and deferred rent receivables of $3.5 million at December 31, 2023. As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from commercial properties on a straight-line basis over the terms of the related leases.
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

Emphasis of Liquidity
As described in Note 19, management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet the Company’s liquidity requirements.
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
March 21, 2024
We have served as the Company’s auditor since 2004.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value amounts)

	December 31,
	2023	2022
Assets:
Real estate	$501,586	$493,821
Cash and cash equivalents	36,740	113,445
Restricted cash	42,327	108,883
Short-term investments	90,448	119,787
Notes receivable (including $75,362 and $76,935 at December 31, 2023 and 2022, respectively, from related parties)	144,142	139,609
Investment in unconsolidated joint ventures	10,060	28,226
Receivable from related parties	96,533	108,184
Other assets (including $2,012 and $4,663 at December 31, 2023 and 2022, respectively, from related parties)	101,648	85,524
Total assets	$1,023,484	$1,197,479

Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$182,683	$188,004
Bonds payable	—	129,218
Accounts payable and other liabilities (including $1,016 and $599 at December 31, 2023 and 2022, respectively, to related parties)	11,866	53,100
Interest payable	2,633	5,198
Deferred revenue	9,791	9,791
Total liabilities	206,973	385,311

Equity:
Shareholders' equity
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	61,638	62,090
Retained earnings	553,402	549,434
Total shareholders’ equity	617,003	613,487
Noncontrolling interest	199,508	198,681
Total equity	816,511	812,168
Total liabilities and equity	$1,023,484	$1,197,479

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Rental revenues (including $882, $931 and $944 for 2023, 2022 and 2021, respectively, from related parties)	$47,023	$34,080	$37,808
Other income	3,477	3,464	4,231
Total revenue	50,500	37,544	42,039
Expenses:
Property operating expenses (including $366, $433 and $889 for 2023, 2022 and 2021, respectively, from related parties)	27,896	18,339	20,860
Depreciation and amortization	13,646	9,686	11,870
General and administrative (including $4,006, $4,191 and $4,399 for 2023, 2022 and 2021, respectively, from related parties)	10,011	10,033	15,942
Advisory fee to related party	10,187	8,753	13,985
Total operating expenses	61,740	46,811	62,657
Net operating loss	(11,240)	(9,267)	(20,618)
Interest income (including $13,260, $15,600 and $14,138 for 2023, 2022 and 2021, respectively, from related parties)	26,847	26,559	17,760
Interest expense	(9,502)	(17,529)	(23,419)
Gain (loss) on foreign currency transactions	993	20,067	(6,175)
Loss on early extinguishment of debt	(1,710)	(2,805)	(1,451)
Equity in income from unconsolidated joint ventures	3,242	469,268	14,634
(Loss) gain on sale, remeasurement or write down of assets	(1,923)	87,132	24,647
Income tax provision	(1,456)	(98,108)	1,067
Net income	5,251	475,317	6,445
Net income attributable to noncontrolling interest	(1,283)	(101,968)	(3,098)
Net income applicable to the Company	$3,968	$373,349	$3,347
Earnings per share
Basic and diluted	$0.25	$23.11	$0.21
Weighted average common shares used in computing earnings per share
Basic and diluted	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2021	$1,801	$162	$(2)	$62,092	$172,738	$236,791	$93,615	$330,406
Net income		—	—	—	3,347	3,347	3,098	6,445
Cancellation of treasury shares	—	—	2	(2)	—	—	—	—
Balance, December 31, 2021	1,801	162	—	62,090	176,085	240,138	96,713	336,851
Net income	—	—	—	—	373,349	373,349	101,968	475,317
Balance, December 31, 2022	1,801	162	—	62,090	549,434	613,487	198,681	812,168
Net income	—	—	—	—	3,968	3,968	1,283	5,251
Repurchase of treasury shares by IOR	—	—	—	—	—	—	(908)	(908)
Adjustment to noncontrolling interest	—	—	—	(452)	—	(452)	452	—
Balance, December 31, 2023	$1,801	$162	$—	$61,638	$553,402	$617,003	$199,508	$816,511
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flow From Operating Activities:
Net income	$5,251	$475,317	$6,445
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) on sale, remeasurement or write down of assets	1,923	(87,132)	(24,647)
(Gain) loss on foreign currency transactions	(993)	(20,067)	6,175
Loss on early debt extinguishment	1,710	2,805	1,451
Depreciation and amortization	14,571	13,111	15,029
Provision (recovery) for doubtful accounts	1,593	(3,284)	(1,326)
Equity in income from unconsolidated joint ventures	(3,242)	(469,268)	(14,634)
Distribution of income from unconsolidated joint ventures	—	5,200	3,157
Changes in assets and liabilities, net of acquisitions and dispositions:
Other assets	(10,273)	7,782	(14,205)
Related party receivables	(11,081)	(7,585)	18,246
Accrued interest payable	(1,719)	(1,318)	(4,650)
Accounts payable and other liabilities	(28,794)	39,053	(2,564)
Net cash used in operating activities	(31,054)	(45,386)	(11,523)
Cash Flow From Investing Activities:
Collection of notes receivable	1,967	3,027	18,171
Originations and advances on notes receivable	(6,500)	(2,305)	(4,968)
Purchase of short-term investments	(91,007)	(277,641)	(16,000)
Redemption of short-terms investments	120,346	175,250	—
Development and renovation of real estate	(18,462)	(18,686)	(8,070)
Deferred leasing costs	(1,128)	(1,163)	(877)
Proceeds from sale of assets	188	44,591	105,547
Contribution to unconsolidated joint venture	—	—	(411)
Distributions from unconsolidated joint ventures	21,409	384,284	7,430
Net cash provided by investing activities	26,813	307,357	100,822
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	—	—	20,015
Payments on mortgages, other notes and bonds payable	(137,657)	(111,022)	(118,900)
Repurchase IOR shares	(908)	—	—
Debt extinguishment costs	(435)	(1,355)	(4,086)
Deferred financing costs	(20)	—	(614)
Net cash used in financing activities	(139,020)	(112,377)	(103,585)
Net (decrease) increase in cash and cash equivalents	(143,261)	149,594	(14,286)
Cash and cash equivalents, beginning of year	222,328	72,734	87,020
Cash and cash equivalents, end of year	$79,067	$222,328	$72,734
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
We own approximately 78.4% of the common stock of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is listed on the NYSE under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements. Substantially all of TCI's assets are held by its wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed for the purpose of raising funds by issuing non-convertible bonds that were listed and traded on the Tel-Aviv Stock Exchange ("TASE").
At December 31, 2023, our property portfolio consisted of:
●     Four office buildings ("commercial properties") comprising in aggregate of approximately 1,056,793 square feet;
●    Fourteen multifamily properties comprising in 2,328 units; and
●    Approximately 1,843 acres of developed and undeveloped land.
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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operation. An adjustment has been made to reclassify $8,667 and $5,661 interest expense to related parties for the years ended December 31, 2022 and 2021, respectively, from interest expense to interest income on our consolidated statements of operations.

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
Concentration of credit risk
We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation. At December 31, 2023 and 2022, the Company maintained balances in excess of the insured amount.
Income taxes
We are a “C” corporation” for U.S. federal income tax purposes. However, we are included in the May Realty Holdings, Inc. ("MRHI"). consolidated group for tax purposes. We have a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.
Comprehensive income (loss)
Net income and comprehensive income are the same for the years ended December 31, 2023, 2022 and 2021.
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
The following table provides our basic and diluted EPS calculation:

	For the Year Ended December 31,
	2023	2022	2021
Net income	$5,251	$475,317	$6,445
Net income attributable to noncontrolling interest	(1,283)	(101,968)	(3,098)
Net income applicable to the Company	$3,968	$373,349	$3,347

Weighted-average common shares outstanding - basic and diluted	16,152,043	16,152,043	16,152,043
EPS attributable to common shares - basic and diluted	$0.25	$23.11	$0.21

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
4. Supplemental Cash Flows Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	For the Years Ended December 31,
	2023	2022	2021
Cash paid for interest	$11,014	$22,211	$28,891
Cash paid for income taxes	$38,072	$55,288	$910
Cash, cash equivalents and restricted cash - beginning of year
Cash and cash equivalents	$113,445	$50,748	$36,814
Restricted cash	108,883	21,986	50,206
	$222,328	$72,734	$87,020
Cash, cash equivalents and restricted cash - end of year
Cash and cash equivalents	$36,740	$113,445	$50,748
Restricted cash	42,327	108,883	21,986
	$79,067	$222,328	$72,734
Payment on mortgages, other notes and bonds payable
Mortgages and other notes payable	$6,481	$67,263	$65,242
Bonds payable	131,176	43,759	53,658
	$137,657	$111,022	$118,900

The following is a schedule of noncash investing and financing activities:

	For the Years Ended December 31,
	2023	2022	2021
Property acquired in exchange for reduction of related party receivable	$8,764	$—	$—
Assets distributed from joint venture	$—	$133,372	$—
Liabilities assumed by joint venture	$—	$72,143	$—
Distribution from joint venture applied to Earn Out Obligation	$—	$34,159	$5,441
Assets contributed to joint venture	$—	$—	$18,608
Liabilities assumed by joint venture	$—	$—	$15,606
Notes receivable received in exchange for related party receivable	$—	$—	$9,259

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
The following table presents our profit by reportable segment:

	For the Years Ended December 31,
	2023	2022	2021
Residential Segment
Revenue	$32,608	$17,828	$14,495
Operating expenses	(17,749)	(9,524)	(8,167)
Profit from segment	14,859	8,304	6,328
Commercial Segment
Revenue	14,415	16,252	23,313
Operating expenses	(10,147)	(8,815)	(12,693)
Profit from segment	4,268	7,437	10,620
Total profit from segments	$19,127	$15,741	$16,948

The following table reconciles our profit by reportable segment to net income (loss):

	For the Years Ended December 31,
	2023	2022	2021
Profit from reportable segments	$19,127	$15,741	$16,948
Other non-segment items of income (expense)
Depreciation and amortization	(13,646)	(9,686)	(11,870)
General and administrative	(10,011)	(10,033)	(15,942)
Advisory fee to related party	(10,187)	(8,753)	(13,985)
Other income	3,477	3,464	4,231
Interest income	26,847	26,559	17,760
Interest expense	(9,502)	(17,529)	(23,419)
Gain (loss) on foreign currency transactions	993	20,067	(6,175)
Loss on early extinguishment of debt	(1,710)	(2,805)	(1,451)
Equity in income from unconsolidated joint ventures	3,242	469,268	14,634
(Loss) gain on sale, remeasurement or write down of assets	(1,923)	87,132	24,647
Income tax provision	(1,456)	(98,108)	1,067
Net income	$5,251	$475,317	$6,445
The table below reconciles the segment information to the corresponding amounts in the consolidated balance sheets:

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	December 31,
	2023	2022
Segment assets	$462,419	$448,995
Real estate	69,139	80,055
Investments in unconsolidated joint ventures	10,060	28,226
Notes receivable	144,142	139,609
Receivable from related parties	96,533	108,184
Cash, short-term investments and other non-segment assets	241,191	392,410
Total assets	$1,023,484	$1,197,479
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
The following table summarizes the components of rental revenue for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Fixed component	$45,466	$32,163	$35,555
Variable component	1,557	1,917	2,253
Total rental revenue	$47,023	$34,080	$37,808

The following table summarizes the future rental payments to us from under non-cancelable leases, which excludes multifamily properties, which typically have lease terms of one-year or less:

Year	Amount
2024	$11,500
2025	11,094
2026	10,718
2027	10,356
2028	9,936
Thereafter	18,327
Total	$71,931

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
7. Real Estate Activity
At December 31, 2023 and 2022, our real estate investment is comprised of the following:

	December 31,
	2023	2022
Land	$104,156	$108,933
Building and improvements	372,399	359,904
Tenant improvements	16,286	25,611
Construction in progress	76,110	65,427
Total cost	568,951	559,875
Less accumulated deprecation	(67,365)	(66,054)
Total real estate	$501,586	$493,821
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Lake Wales") that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 12 – Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid to Pillar over the construction period. In connection with the closing of the loan, we purchased the land and certain entitlement costs from a related party at an appraised value of $6,064. As of December 31, 2023, we have incurred a total of $16,913 in development costs.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51,910. The cost of construction will be funded in part by a $25,407 construction loan (See Note 12 – Mortgages and Other Notes Payable). The development agreement provides for a $1,551 fee that will be paid to Pillar over the construction period. As of December 31, 2023, we have incurred a total of $7,155 in development costs.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49,603. The cost of construction will be funded in part by a $23,500 construction loan (See Note 12 – Mortgages and Other Notes Payable). The development agreement provides for a $1,607 fee that will be paid to Pillar over the construction period. In connection with the closing of the loan, we purchased the land from a related party at an appraised value of $2,700. As of December 31, 2023, we have incurred a total of $3,124 in development costs.
Construction in progress consists of development of Windmill Farms and the costs associated with our ground-up development projects.
We incurred depreciation expense of $12,887, $8,962 and $10,820 for the years ending December 31, 2023, 2022 and 2021, respectively.
Gain on sale or write-down of assets, net consists of the following:

	For the Year Ended December 31,
	2023	2022	2021
Land(1)	$188	$4,752	$16,645
Residential properties(2)	—	83,758	10,405
Commercial properties(3)	—	686	27,197
Other(4)	(2,111)	(2,064)	(29,600)
	$(1,923)	$87,132	$24,647

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(1)Includes the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)On November 1, 2022, we acquired control of the VAA Holdback Portfolio VAA (See Note 11 – Acquisitions), which resulted in a $73,187 gain on remeasurement of assets.
On September 16, 2022, in connection with the sale of properties by VAA (See Note 10 - Investment in Unconsolidated Joint Ventures), we sold Sugar Mill Phase III, a 72 unit multifamily property in Baton Rouge, Louisiana for $11,800, resulting in a gain on sale of $1,871. We used the proceeds from the sale to pay off the $9,551 mortgage note payable on the property and for general corporate purposes.
On January 14, 2022, we sold Toulon, a 240 unit multifamily property in Gautier, Mississippi for $26,750, resulting in a gain on sale of $9,364. We used the proceeds from the sale to pay off the $14,740 mortgage note payable on the property and for general corporate purposes.
On March 30, 2021 we sold a 50% ownership interest in Overlook at Allensville Phase II to Macquarie (See Note 10 – Investment in Unconsolidated Joint Ventures). In 2021, we also recognized the gain on the sale of various multifamily properties that had previously been deferred (See Note 17 – Deferred Income).
(3)On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $750, resulting in a gain on sale of $667. We used the proceeds from the sale for general corporate purposes.
On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74,750, resulting in gain on sale of $27,270. We used the proceeds from the sale to pay off the $35,946 mortgage note payable on the property and for general corporate purposes.
(4)In 2021, we incurred a $29,600 loss on the remeasurement of the Earn Out Obligation in connection with our investment in VAA (See Note 10 - Investment in Unconsolidated Joint Ventures).
8. Short-term Investments
We have investments in variable denominated floating rate notes and commercial paper with maturities of less than 180 days. At December 31, 2023, the average interest rate on the notes was 5.65%.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
9. Notes Receivable
The following table summarizes our notes receivables at December 31, 2023 and 2022:

	Carrying Value		Interest Rate	Maturity Date
Borrower / Project	2023	2022
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/2026
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/2026
Autumn Breeze(1)	2,157	2,326	5.00%	7/1/2025
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/2026
Cascades at Spring Street(2)(3)	180	180	5.38%	6/30/2027
Dominion at Mercer Crossing(4)	6,354	—	9.50%	6/7/2028
Echo Station(2)(3)	10,305	10,305	5.38%	12/31/2032
Forest Pines(1)	6,472	6,472	5.00%	5/1/2024
Inwood on the Park(2)(3)	20,325	20,325	5.38%	6/30/2028
Kensington Park(2)(3)	10,262	11,835	5.38%	3/31/2027
Lake Shore Villas(2)(3)	6,000	6,000	5.38%	12/31/2032
Legacy Pleasant Grove	496	496	12.00%	10/23/2024
McKinney Ranch	3,926	3,926	6.00%	9/15/2024
Ocean Estates II(2)(3)	3,615	3,615	5.38%	5/31/2028
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/2026
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/2026
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/2023
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/2022
Phillips Foundation for Better Living, Inc.(2)	182	182	12.00%	3/31/2024
Plaza at Chase Oaks(2)(3)	11,772	11,772	5.38%	3/31/2028
Plum Tree(1)	1,767	1,767	5.00%	4/26/2026
Polk County Land	3,000	3,000	9.50%	6/30/2026
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/2026
Spartan Land	5,907	5,907	6.00%	1/16/2025
Spyglass of Ennis(1)	5,179	5,258	5.00%	11/1/2024
Steeple Crest(1)	6,498	6,498	5.00%	8/1/2026
Timbers at The Park(2)(3)	11,173	11,173	5.38%	12/31/2032
Tuscany Villas(2)(3)	1,548	1,548	5.38%	4/30/2027
	$144,142	$139,609
(1)    The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and is collateralized by the underlying development property.
(2)    The borrower is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable.
(3)    Principal and interest payments on the notes from Unified Housing Foundation, Inc. (“UHF”) are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes. On October 1, 2023, the interest rate on the notes was amended from a fixed rate of 12.0% to a floating rate indexed to the Secured Overnight Financing Rate ("SOFR") in effect on the last day of the preceding calendar quarter. In connection with the amendment, accrued interest of $4,159 was forgiven in exchange for participation in the proceeds from any future sale or refinancing of the underlying property.
(4)     The note bears interest at prime plus 1.0%.
(5)    We are working with the borrower to extend the maturity and/or exercise our conversion option.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
10. Investment in Unconsolidated Joint Ventures
On November 16, 2018, our SPC subsidiary formed the Victory Abode Apartments, LLC ("VAA"), a joint venture with the Macquarie Group (“Macquarie”). VAA was formed as a result of a sale of the 50% ownership interest in a portfolio multifamily properties owned by us in exchange for a 50% voting interest in VAA and a note payable (“Mezzanine Loan”).
In connection with the formation of VAA, ten of the initial properties were subject to an earn-out provision ("Earn Out") that provided for a remeasurement of value after a two-year period following the completion of construction. Upon the formation of VAA, we recorded an initial liability ("Earn Out Obligation") of $10,000 for the advance on the Earn Out that we received from Macquarie. Upon remeasurement, the Earn Out Obligation was determined to be approximately $39,600, and as a result, we recorded a charge of $29,600 in 2021 (See Note 7 – Real Estate Activity). In accordance with the joint venture operating agreement, the Earn Out Obligation was paid from our share of subsequent distributions from VAA.
On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2,551 resulting in a gain on sale of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests in the property into VAA.
On June 17, 2022, we entered into an agreement to sell 45 properties (“VAA Sale Portfolio”) owned by VAA and one property owned by our SPC subsidiary.
On September 16, 2022, VAA completed the sale of the VAA Sale Portfolio for $1,810,700, resulting in a gain on sale of $738,444 to the joint venture. In connection with sale, we received an initial distribution of $182,848 from VAA, which included the payment of the remaining balance of the Earn Out Obligation.
On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the seven remaining properties ("VAA Holdback Portfolio") (See Note 11 - Acquisitions) and a cash payment of $204,036.
On March 23, 2023, we received $17,976 from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio.
We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments, investment in real estate, pay down our debt and for general corporate purposes.
We also have a 20% ownership interest in Gruppa Florentina, LLC ("Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The following is a summary of our investment in unconsolidated joint ventures:

	As of December 31,
	2023	2022
Assets (1)
Real estate	$13,897	$13,140
Cash, cash equivalents and restricted cash	20,047	66,364
Other assets	57,005	35,938
Total assets	$90,949	$115,442
Liabilities and Partners Capital (1)
Liabilities from discontinued operations	$—	$8,824
Mortgage notes payable	13,841	16,267
Other liabilities	27,947	13,412
Our share of partners' capital	10,207	27,973
Outside partner's capital	38,954	48,966
Total liabilities and partners' capital	$90,949	$115,442
Investment in unconsolidated joint ventures
Our share of partners' capital	$10,207	$27,973
Basis adjustment (2)	(147)	253
Total investment in unconsolidated joint ventures	$10,060	$28,226
(1)    These amounts include the assets of $1,032 and $52,404 of VAA at December 31, 2023 and 2022, respectively, and liabilities of $135 and $10,812 of VAA at December 31, 2023 and 2022, respectively.
(2)     We amortize the difference between the cost of our investments in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of our income (loss) from investments in unconsolidated joint ventures:

	For the Years Ended December 31,
	2023	2022	2021
Revenue (1)
Rental revenue	$—	$11,362	$14,632
Other revenue	60,057	41,093	60,514
Total revenue	60,057	52,455	75,146
Expenses (1)
Operating expenses	54,517	55,831	66,503
Depreciation and amortization	1,361	3,499	4,857
Interest	459	15,839	23,744
Total expenses	56,337	75,169	95,104
Income (loss) from continuing operations	3,720	(22,714)	(19,958)
Income from discontinued operations (2)	1,837	708,341	7,416
Net income (loss)	$5,557	$685,627	$(12,542)
Our share of net income in unconsolidated joint ventures	$3,242	$469,268	$14,634

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(1)    These amounts include revenue of $0, $11,963 and $15,336 of VAA during the years ended December 31, 2023, 2022 and 2021, respectively, and expenses of $(283), $36,076 and $39,438 of VAA during the years ended December 31, 2023, 2022 and 2021, respectively.
(2)     The amount for the year ended December 31, 2022, includes $738,444 gain on sale of asset and $31,281 loss on early extinguishment of debt that were incurred in connection with the sale of the VAA Sale Portfolio.
11. Acquisitions
On November 1, 2022, we acquired the remaining 50% ownership interest in the VAA Holdback Portfolio that we did not previously own through a distribution from VAA (See Note 10 – Investment in Unconsolidated Joint Ventures). Prior to the acquisition, we had accounted for the VAA Holdback Portfolio under the equity method of accounting as part of our investment in VAA. As a result of this transaction,we obtained 100% ownership of the VAA Holdback Portfolio. The acquisition was completed in order to obtain 100% ownership and control over this well positioned portfolio of multifamily residential properties in the Southern United States.
The VAA Holdback Portfolio consisted of the following properties:

Property	Location	Units
Blue Lake Villas	Waxahachie, TX	186
Blue Lake Villas Phase II	Waxahachie, TX	70
Northside on Travis	Sherman, TX	200
Parc at Denham Springs	Denham Spring, LA	224
Residences at Holland Lake	Weatherford, TX	208
Villas of Park West I	Pueblo, CO	148
Villas of Park West II	Pueblo, CO	112
		1,148
The following is a summary of the allocation of the fair value of the VAA Holdback Portfolio:

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

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
12. Mortgages and Other Notes Payable
Below is a summary of our notes and interest payable as of December 31, 2023 and 2022:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	2023	2022
770 South Post Oak	$11,187	$11,406	4.40%	6/1/2025
Athens(1)	—	1,155	4.00%	8/28/2023
Blue Lake Villas(2)	9,503	9,673	3.15%	11/1/2055
Blue Lake Villas Phase II(2)	3,349	3,424	2.85%	6/1/2052
Chelsea	8,064	7,875	3.40%	12/1/2050
EQK Portage	3,350	3,350	10.00%	11/13/2024
Forest Grove	6,988	7,128	3.75%	5/5/2024
Landing on Bayou Cane	14,442	14,161	3.50%	9/1/2053
Legacy at Pleasant Grove	12,716	13,039	3.60%	4/1/2048
New Concept Energy	3,542	3,542	6.00%	9/30/2025
Northside on Travis(2)	11,394	11,656	2.50%	2/1/2053
Parc at Denham Springs(2)	16,399	16,737	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,608	15,789	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2024
Residences at Holland Lake(2)	10,424	10,622	3.60%	3/1/2053
Villas at Bon Secour	19,205	19,410	3.08%	9/1/2031
Villas of Park West I(3)	9,181	9,373	3.04%	3/1/2053
Villas of Park West II(3)	8,334	8,504	3.18%	3/1/2053
Vista Ridge	9,512	9,674	4.00%	8/1/2053
Windmill Farms(4)	4,399	6,400	7.75%	2/28/2024
	$182,683	$188,004
(1)    On August 28, 2023, we paid off the loan.
(2)    On November 1, 2022, we agreed to assume the mortgage note payable from our joint venture in connection with the acquisition of the underlying property (See Note 11 - Acquisitions) and obtained final lender approval of the assumption in 2023.
(3)    On November 1, 2022, we agreed to assume the mortgage note payable from our joint venture in connection with the acquisition of the underlying property (See Note 11 - Acquisitions) and obtained final lender approval of the assumption in 2024.
(4)    On February 28, 2023, we extended the maturity of the loan to February 28, 2024 and an interest rate of 7.75%. On February 8, 2024, we extended the maturity to February 28, 2026 at an interest rate of 7.50%.
As of December 31, 2023, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
On March 15, 2023, we entered into a $33,000 construction loan to finance the development of Lake Wales (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on March 15, 2026, with two one-year extension options. As of December 31, 2023, no advances have been drawn on the loan.
On November 6, 2023, we entered into a $25,407 construction loan to finance the development of Merano (See Note 7 - Real Estate Activity) that bears interest at prime plus 0.25% and matures on November 6, 2028. As of December 31, 2023, no advances have been drawn on the loan.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
On December 15, 2023, we entered into a $23,500 construction loan to finance the development of Bandera Ridge (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on December 15, 2028. As of December 31, 2023, no advances have been drawn on the loan.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Bandera Ridge, Forest Grove, Lake Wales, Merano and Villas at Bon Secour.
Future principal payments due on our notes payable at December 31, 2023 are as follows:

Year	Amount
2024	$23,299
2025	14,102
2026	3,265
2027	3,376
2028	3,493
Thereafter	136,115
183,650
Deferred finance cost	(967)
$182,683
13. Bonds Payable
We issued three series of nonconvertible bonds ("Bonds") through SPC, which were traded on the TASE. The Bonds were denominated in New Israeli Shekels ("NIS") and provided for semiannual principal and interest payments.
In connection with the Bonds, we incurred a gain (loss) on foreign currency transactions of $993, $20,067, and $(6,175), for the years ended December 31, 2023, 2022 and 2021, respectively.
The outstanding balance of our Bonds at December 31, 2022 is as follows:

		Interest Rate
Bond Issuance	Amount		Maturity
Series A Bonds(1)	$28,971	7.30%	7/31/23
Series B Bonds(1)	35,806	6.80%	7/31/25
Series C Bonds(2)	66,546	4.65%	1/31/23
	131,323
Less unamortized deferred issuance costs	(2,105)
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
Rental income includes $882, $931 and $944 for the years ended December 31, 2023, 2022 and 2021, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $366, $433 and $889 for the years ended December 31, 2023, 2022 and 2021, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $4,006, $4,191 and $4,399 for the years ended December 31, 2023, 2022 and 2021, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $10,187, $8,753 and $13,985 for the years ended December 31, 2023, 2022 and 2021, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable), which is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Related party receivables represent amounts outstanding from Pillar for loans and advances, net of unreimbursed fees, expenses and costs as provided above. Interest income on UHF notes and related party receivables was $13,260, $15,600 and $14,138 for the years ended December 31, 2023, 2022 and 2021, respectively. Accrued interest on the UHF notes of $2,012 and $4,663 is included in other assets at December 31, 2023 and 2022, respectively.
15. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). We owned 78.4% of TCI, which in turn owned 82.3% in IOR during the year ended December 31, 2023 and 81.1% during the years ended December 31, 2022 and 2021.
16. Stockholders' Equity
Dividends:
Our decision to declare dividends on common stock is determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2023, 2022, or 2021. Future dividends to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
17. Deferred Income
In previous years, we sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method was not met, and as such we deferred the gain recognition and accounted for the transaction by applying the finance, deposit, installment or cost recovery methods, as appropriate. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of December 31, 2023, we had deferred gain of $9,791.
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
The expense (benefit) for income taxes consists of:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$1,293	$77,374	$(1,408)
State	163	7,710	341
Deferred and Other:
Federal	—	13,024	—
State	—	—	—
Total tax expense (benefit)	$1,456	$98,108	$(1,067)
The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Income tax (benefit) expense at federal statutory rate	$1,293	$118,940	$284
State and local income taxes net of federal tax (benefit) expense	163	7,705	342
Alternative minimum tax refund	—	—	(1,434)
Temporary tax differences
Change in valuation allowance	—	(28,537)	(259)
Reported tax (benefit) expense	$1,456	$98,108	$(1,067)
Effective tax rate	23.6%	24.9%	4.6%

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
We are subject to taxation in the United States and various states and foreign jurisdictions.  As of December 31, 2023, our tax years for 2023, 2022, and 2021 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2023, we are no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2016.
Components of the Net Deferred Tax Asset or Liability

	December 31,
	2023	2022
Deferred tax asset:
Allowance for losses on notes	$—	$1,470
Basis difference in fixed assets	1,952	—
Deferred gain	122	—
Foreign currency translations	—	4,279
Net operating loss carryforward	—	—
	2,074	5,749
Deferred tax liabilities:
Deferred gain	—	18,249
Basis differences for fixed assets	—	530
	—	18,779
	2,074	(13,030)
Less: valuation allowance	—	—
Net deferred tax liability	$2,074	$(13,030)
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
We were a defendant in litigation instituted by David Clapper and related entities (collectively, "Clapper”) regarding a multifamily property transaction that occurred in 1988. The litigation led to a substantial judgment against our affiliate and Clapper subsequently sued numerous other entities including us in Federal Court to collect that judgment. The case was tried to a jury in May 2021. The jury found the defendants owed Clapper nothing and the Court issued a take nothing judgment. Clapper subsequently filed an appeal to the US Fifth Circuit Court of Appeals, and on March 8, 2024, the court reversed the judgment and remanded the case for further proceedings.
20. Quarterly Results of Operations
The following is a tabulation of our quarterly results of operations for the years 2023 and 2022. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations.

	2023 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Revenues	$11,688	$12,239	$12,526	$14,047
Net operating loss	(3,086)	(3,859)	(2,104)	(2,191)
Net income (loss) attributable to the Company	2,978	125	2,988	(2,123)
EPS - basic and diluted	$0.18	$0.01	$0.18	$(0.13)

	2022 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Revenues	$7,787	$8,129	$8,319	$13,309
Net operating (loss) income	(4,495)	(3,033)	(3,188)	1,449
Net income attributable to the Company	11,314	16,312	302,289	43,434
EPS - basic and diluted	$0.70	$1.01	$18.72	$2.69
The increase in net income and EPS - basic and diluted during the quarter ended September 30, 2022 is attributable to our share of the gain on the sale of the VAA Sale Portfolio by our joint venture in VAA (See Note 10 – Investment in Unconsolidated Joint Ventures).
21. Subsequent Events
The date to which events occurring after December 31, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 21, 2024, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Year
Property/Location	Encumbrances	Land	Buildings		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Multifamily
Blue Lake Villas	$9,503	$6,920	$27,680	$56	$6,920	$27,736	$34,656	$811	2002	2022
Blue Lake Villas Phase II	3,349	2,400	9,600	—	2,400	9,600	12,000	280	2004	2022
Chelsea	8,064	1,225	11,230	53	1,231	11,277	12,508	1,493	1999	2018
Forest Grove	6,988	1,440	10,234	37	1,440	10,271	11,711	931	2020	2020
Landing on Bayou Cane	14,442	2,011	18,255	132	2,011	18,387	20,398	1,929	2005	2018
Legacy at Pleasant Grove	12,716	2,005	18,109	116	2,033	18,197	20,230	4,644	2006	2018
Northside on Travis	11,394	7,160	28,640	—	7,160	28,640	35,800	835	2008	2022
Parc at Denham Springs	16,399	6,060	24,240	20	6,060	24,260	30,320	707	2007	2022
Parc at Denham Springs Phase II	15,608	1,505	16,975	—	1,505	16,975	18,480	1,764	2010	2009
Residences at Holland Lake	10,424	6,300	25,200	45	6,300	25,245	31,545	738	2004	2022
Villas at Bon Secour	19,205	2,715	15,385	52	2,715	15,437	18,152	2,098	2007	2018
Villas of Park West I	9,181	8,200	32,800	22	8,200	32,822	41,022	957	2005	2022
Villas of Park West II	8,334	6,860	27,440	—	6,860	27,440	34,300	800	2010	2022
Vista Ridge	9,512	1,339	13,398	6	1,339	13,404	14,743	3,608	2009	2018
Development projects	—	—	—	27,195	—	27,195	27,195	—
	155,119	56,140	279,186	27,734	56,174	306,886	363,060	21,595
Commercial
770 South Post Oak	11,187	1,763	16,312	1,321	1,763	17,633	19,396	3,905	1970	2015
Browning Place	—	5,096	49,441	14,005	5,096	63,446	68,542	29,341	1984	2005
Stanford Center	—	20,278	25,876	2,037	20,278	27,913	48,191	12,524	2007	2008
Other	—	646	74	(98)	622	—	622	—
	11,187	27,783	91,703	17,265	27,759	108,992	136,751	45,770
Land
Mercer Crossing	—	2,999	—	(166)	2,833	—	2,833	—		2018
Windmill Farms	4,399	43,608	—	4,570	48,178	—	48,178	—		2006
Other	8,436	19,608	—	(1,479)	18,129	—	18,129	—
	12,835	66,215	—	2,925	69,140	—	69,140	—
	$179,141	$150,138	$370,889	$47,924	$153,073	$415,878	$568,951	$67,365

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2023

	2023	2022	2021
Reconciliation of Real Estate
Balance at January 1,	$559,875	$359,296	$459,801
Additions	29,474	240,018	5,814
Deductions	(20,398)	(39,439)	(106,319)
Balance at December 31,	$568,951	$559,875	$359,296

Reconciliation of Accumulated Depreciation
Balance at January 1,	$66,054	$62,933	$82,418
Additions	12,887	8,962	10,820
Deductions	(11,576)	(5,841)	(30,305)
Balance at December 31,	$67,365	$66,054	$62,933

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31, 2023

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
ABC Land and Development, Inc.	9.50%	6/30/2026	No payments until maturity	$—	$4,408	$4,408
ABC Paradise, LLC	9.50%	6/30/2026	No payments until maturity	—	1,210	1,210
Autumn Breeze	5.00%	7/1/2025	No payments until maturity or conversion	24,181	2,157	2,157
Bellwether Ridge	5.00%	11/1/2026	No payments until maturity or conversion	17,607	3,798	3,798
Cascades at Spring Street	5.38%	6/30/2027	Payments from excess property cash flows	407	180	180
Dominion at Mercer Crossing	9.50%	6/7/2028	No payments until maturity	38,564	6,354	6,354
Echo Station	5.38%	12/31/2032	Payments from excess property cash flows	13,210	10,305	10,305
Forest Pines	5.00%	5/1/2024	No payments until maturity or conversion	25,701	6,472	6,472
Inwood on the Park	5.38%	6/30/2028	Payments from excess property cash flows	25,477	20,325	20,325
Kensington Park	5.38%	3/31/2027	Payments from excess property cash flows	15,364	10,262	10,262
Lake Shore Villas	5.38%	12/31/2032	Payments from excess property cash flows	25,615	6,000	6,000
Legacy Pleasant Grove	12.00%	10/23/2024	No payments until maturity	—	496	496
McKinney Ranch	6.00%	9/15/2024	No payments until maturity	—	3,926	3,926
Ocean Estates II	5.38%	5/31/2028	Payments from excess property cash flows	1,700	3,615	3,615
One Realco Land Holding, Inc.	9.50%	6/30/2026	No payments until maturity	—	1,728	1,728
Parc at Ingleside	5.00%	11/1/2026	No payments until maturity or conversion	24,513	3,759	3,759
Parc at Opelika Phase II	10.00%	1/13/2023	No payments until maturity or conversion	22,680	3,190	3,190
Parc at Windmill Farms	5.00%	11/1/2022	No payments until maturity or conversion	34,683	7,886	7,886
Phillips Foundation for Better Living, Inc.	12.00%	3/31/2024	Payments from excess property cash flows	—	182	182
Plaza at Chase Oaks	5.38%	3/31/2028	Payments from excess property cash flows	9,131	11,772	11,772
Plum Tree	5.00%	4/26/2026	No payments until maturity or conversion	17,318	1,767	1,767
Polk County Land	9.50%	6/30/2026	No payments until maturity	—	3,000	3,000
Riverview on the Park Land, LLC	9.50%	6/30/2026	No payments until maturity	—	1,045	1,045
Spartan Land	6.00%	1/16/2025	No payments until maturity	—	5,907	5,907
Spyglass of Ennis	5.00%	11/1/2024	No payments until maturity or conversion	22,214	5,179	5,179
Steeple Crest	5.00%	8/1/2026	No payments until maturity or conversion	11,057	6,498	6,498
Timbers at The Park	5.38%	12/31/2032	Payments from excess property cash flows	13,156	11,173	11,173
Tuscany Villas	5.38%	4/30/2027	Payments from excess property cash flows	1,497	1,548	1,548
				$344,075	$144,142	$144,142

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31,

	2023	2022	2021
Balance at January 1,	$139,609	$136,607	$130,626
Additions	6,500	4,653	19,149
Deductions	(1,967)	(1,651)	(13,168)
Balance at December 31,	$144,142	$139,609	$136,607

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2023.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
HENRY A. BUTLER, age 73, Director, Independent, since November 2005 and Chairman of the Board since May 2009
Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since November 2005 and Chairman of the Board since May 2009. He also served as Chairman of the Board since May 2009 and as a Director since November 2005 of TCI, and Chairman of the Board since May 2011 and a Director since February 2011 of IOR.

WILLIAM J. HOGAN, age 66, Director, Independent, since February 2020
Retired (since December 31, 2020); Registered Representative and Investment Advisor Representative from January 2013 to December 2020 by Cetera Advisor Networks LLC, a general securities and investment advisory firm, with an office in San Antonio, Texas. From November 2009 through December 2012, Mr. Hogan was a registered representative, employed by Financial Network Investment Corp. in San Antonio, Texas. He holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Agent State Law) and Series 65 (Investment Advisor) licenses issued by Financial Industry Regulatory Authority (“FINRA”). Mr. Hogan has also served as as a Director of TCI since February 2020.
ROBERT A. JAKUSZEWSKI, age 61, Director, Independent, since November 2005
Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has also served as a Director of TCI since November 2005 and a Director of IOR since March 2004.
FERNANDO V. LARA CELIS, age 58, Director, Independent, since October 2023
Mr. Lara is an entrepreneur and the General Manager and President of FYA Project, LLC, a Schlotzsky’s Deli Franchisee (Restaurant and Fast Food) which owns and operates seven locations in the North Dallas, Texas area. He is also the General Manager and President of UDF de Mexico S.de R.L. de C.V., a Dallas Texas based independent contractor which manages real estate projects Loma Bonita and La Laguna in Tampico, Mexico. Prior to 2006, Mr. Lara was employed by the Mexico State Superior Control Authority in Veracruz, Mexico as a General Auditor and/or Information Manager. He has also served as a Director of TCI and IOR since October 2023. Mr. Lara joined the board on October 11, 2023 to replace Raymond D. Roberts, Sr., who had resigned from the board.
TED R. MUNSELLE, age 68, Director, Independent, since February 2004
Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. He has also served as Director of TCI since February 2004 and Director of IOR since May 2009. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.
BRADFORD A. PHILLIPS, age 58, Director, since March 2021
Mr. Phillips has been the Chief Executive Officer and Chairman of LBL Group of Insurance Companies since 1999. He has served as President of Midland Securities, LLC, a Dallas, TX based broker/dealer since 2002. Prior to joining LBL Group, he served as President of InterFirst Capital Corporation of Los Angeles, California. Mr. Phillips holds a number of securities licenses, including the Series 4 (Options Principal), Series 7 (General Securities License), Series 24 (General Securities Principal), Series 27 (Financial and Operations Principal), Series 53 (Municipal Securities Principal), Series 55 (Equity Trading Principal), and Series 63 (Blue Sky Securities License). He has also served as a Director of TCI since March 2021.
Board Meetings and Committees
The Board of Directors held six meetings during 2023. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
William J. Hogan	X	X	X
Robert A. Jakuszewski	X	Chair	X
Fernando V. Lara Celis	X	X	Chair
Ted R. Munselle	Chair	X	X
Bradford A. Phillips
Audit Committee
The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.americanrealtyinvest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Mr. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2023.
Governance and Nominating Committee
The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee is available on our Investor Relations Website. The Governance and Nominating Committee met two times during 2023.
Compensation Committee
The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2023.
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
The day following the annual meeting of stockholders held December 13, 2023 for all stockholders of record dated November 7, 2023, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2024.

Determination of Directors' Independence
Our Corporate Governance Guidelines ("Guidelines") meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.
Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2023 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.
As a result of these reviews, the Board affirmatively determined of the then directors, Messrs. Butler, Hogan, Jakuszewski Lara and Munselle, are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.
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
ERIK L. JOHNSON, 56
Mr. Johnson has served as Executive Vice President and Chief Financial Officer of the Company and TCI since August 2020. He has also served Pillar as Chief Financial Officer since June 2020 and as Interim President since April 2023. In addition, he has served as the Executive Vice President and Chief Financial Officer of IOR since December 2021. Prior to joining the Company, he served as Vice President of Financial Reporting at Macerich (NYSE: MAC) and has served as the Chief Accounting Officer of North American Scientific, Inc. He began his career as an auditor with PricewaterhouseCoopers and is a CPA.
LOUIS J. CORNA, 76
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
In addition to the foregoing executive officers, we have several vice presidents and assistant secretaries that are not listed herein. Since the April 14, 2023 resignation of Bradley J. Muth, age 67, the offices of President and Chief Executive Officer has been vacant. Mr. Johnson currently serves as the principal executive officer of the Company. At the time of his resignation, Mr. Muth advised that his resignation was not the result of any disagreement with the Company, its management, the Board of Directors, or any committee of the Board with respect to procedure, policies or operations.

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
Compliance with Section 16(a) of the Exchange Act
Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2023. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC.
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
Pillar is a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole stockholder of which is MRHI, a Delaware corporation, the sole stockholder of which is a trust known as the May Trust. The beneficiaries of the May Trust are the children of the late Gene E. Phillips.
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
(4)reimbursement of certain expenses incurred by the advisor in the performance of advisory services.
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
We have a Cash Management Agreement with Pillar that provides that all of our funds are delivered to Pillar which has a deposit liability to us and is responsible for payment of all payables and investment of all excess funds which earned interest at the Wall Street Journal prime rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for our benefit bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. We believe that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.
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
Pillar may assign the Advisory Agreement with our prior consent.
The principal executive officers of Pillar are set forth below:

Name	Officers
Erik L. Johnson	Interim President
Louis J. Corna	Executive Vice President and Secretary
Gina H. Kay	Executive Vice President and Chief Accounting Officer
Bradley J. Kyles	Executive Vice President

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
Except for Henry A. Butler, who is paid a fee per meeting attended, each non-affiliated Director is entitled to receive an annual retainer of $20,000, with the Chairman of the Audit Committee to receive an additional annual fee of $500. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.
During the year ended December 31, 2023, $90,238 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $9,738; William J. Hogan, $20,000; Robert A. Jakuszewski, $20,000; Fernando V. Lara Celis, $5,000; Ted R. Munselle, $20,500 and Raymond D. Roberts, Sr., $15,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 19, 2024.

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
**    Percentage is based upon 16,152,043 shares of Common stock outstanding at March 19, 2024.
RAI is a wholly owned subsidiary of MRHI, which is wholly owned by The May Trust. The beneficiaries of The May Trust are the children of the late Gene E. Phillips.
Security Ownership of Management.
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 19, 2024.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	—%
Louis J. Corna	—	—%
William J. Hogan	—	—%
Robert A. Jakuszewski	—	—%
Erik L. Johnson	—	—%
Fernando V. Lara Celis	—	—%
Ted R. Munselle	—	—%
Bradford A. Phillips (***)	4,315	0.02%
All Directors and Executive Officers as a group (9 individuals)	—	—%
*    Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**    Percentages are based upon 16,152,043 shares of Common Stock outstanding at March 19, 2024.
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
All of our directors also serve as Directors of TCI, and with the exception of Mr. Hogan and Mr. Phillips, serve as Directors of IOR. Our executive officers also serve as executive officers of TCI and IOR. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. TCI and IOR have the same relationship with Pillar, as does the Company.
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
In 2023, we paid Pillar advisory fees of $10.2 million and cost reimbursements of $4.0 million and paid Regis property management fees of $0.4 million.
In connection with our ongoing development projects, we paid development fees of $0.4 million to Pillar in 2023. In 2023, we also acquired parcels land in connection with these projects at aggregate appraised values of $8.8 million from Pillar in exchange for a reduction in our related party receivable with Pillar.
As of December 31, 2023, we had notes and interest receivables of $75.4 million and $2.0 million, respectively, due from related parties. Refer to Note 9 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $3.8 million, received $1.6 million principal payments and received interest payments of $6.4 million from these related party notes receivables.
We received rental revenue of $0.9 million,for the year ended December 31, 2023 for office space leased to Pillar and Regis.
From time to time, we have made advances and/or borrowing to/from other related parties, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected our financial statements as other assets or other liabilities. We charge interest on the outstanding balance of funds advanced from us. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2023, we had a receivable from related parties of $96.5 million and recognized interest income of $9.5 million during the current period.
Director Independence
See “Determination of Director Independence” under Item 10 above to which reference is made.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
For the years ended December 31, 2023 and 2022, we were billed by Farmer, Fuqua and Huff, L.P. for services in the following categories:
Audit Fees. Fees for audit services were $118,125 and $104,042 for the years ended December 31, 2023 and 2022, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.
Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2023 and 2022.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.
All Other Fees. No other fees were paid for the years ended December 31, 2023 and 2022. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

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
The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2023 and 2022 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.
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
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
a.Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
Notes to Financial Statements
b.Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation
Schedule IV—Mortgage Loan Receivables on Real Estate
c.Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
3.1	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1 *	Subsidiaries of the Registrant.

26.1*	Purchases of Equity Securities by the Issuer and Affiliated Purchases

31.1 *	Rule 13a-14(a) Certification by Principal Executive Officer.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
ITEM 16.    FORM 10-K SUMMARY
Optional and not included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Dated: March 21, 2024	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Executive and Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 21, 2024
Henry A. Butler

/s/ WILLIAM J. HOGAN	Director	March 21, 2024
William J. Hogan

/s/ ROBERT A. JAKUSZEWSKI	Director	March 21, 2024
Robert A. Jakuszewski

/s/ FERNANDO V. LARA CELIS	Director	March 21, 2024
Fernando V. Lara Celis

/s/ TED R. MUNSELLE	Director	March 21, 2024
Ted R. Munselle

/s/ BRADFORD A. PHILLIPS	Director	March 21, 2024
Bradford A. Phillips

/s/ ERIK L. JOHNSON	Executive Vice President and Chief Financial Officer	March 21, 2024
Erik L. Johnson	(Principal Executive and Financial Officer)