Form 10-Q
period 2024-09-30
AMERICAN REALTY INVESTORS INC
filed 2024-11-07
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 7, 2024, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Real estate	$527,562	$501,586
Cash and cash equivalents	39,533	36,740
Restricted cash	29,588	42,327
Short-term investments	92,052	90,448
Notes receivable (including $71,365 and $75,362 at September 30, 2024 and December 31, 2023, respectively, from related parties)	138,349	144,142
Investment in unconsolidated joint ventures	10,626	10,060
Receivable from related party	97,709	96,533
Other assets (including $964 and $2,012 at September 30, 2024 and December 31, 2023, respectively, from related parties)	107,299	101,648
Total assets	$1,042,718	$1,023,484
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$183,814	$182,683
Accounts payable and other liabilities (including $604 and $1,016 at September 30, 2024 and December 31, 2023, respectively, from related parties)	43,545	11,866
Accrued interest	3,082	2,633
Deferred revenue	9,791	9,791
Total liabilities	240,232	206,973
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	61,349	61,638
Retained earnings	538,860	553,402
Total shareholders' equity	602,172	617,003
Noncontrolling interests	200,314	199,508
Total equity	802,486	816,511
Total liabilities and equity	$1,042,718	$1,023,484
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenues (including $159 and $232 for the three months ended September 30, 2024 and 2023, respectively, and $495 and $731 for the nine months ended September 30, 2024 and 2023, respectively, from related parties)	$11,074	$11,838	$33,541	$34,236
Other income	533	688	1,738	2,217
Total revenue	11,607	12,526	35,279	36,453
Expenses:
Property operating expenses (including $87 and $97 for the three months ended September 30, 2024 and 2023, respectively, and $253 and $296 for the nine months ended September 30, 2024 and 2023, respectively, from related parties)	6,989	7,443	20,247	20,580
Depreciation and amortization	3,120	3,313	9,429	9,615
General and administrative (including $899 and $856 for the three months ended September 30, 2024 and 2023, respectively, and $2,748 and $3,095 for the nine months ended September 30, 2024 and 2023, respectively, from related parties)	1,590	1,579	4,550	8,424
Advisory fee to related party	1,971	2,295	5,910	6,883
Total operating expenses	13,670	14,630	40,136	45,502
Net operating loss	(2,063)	(2,104)	(4,857)	(9,049)
Interest income (including $2,299 and $4,854 for the three months ended September 30, 2024 and 2023, respectively, and $6,872 and $14,165 for the nine months ended September 30, 2024 and 2023, respectively, from related parties)	5,506	9,008	16,033	25,201
Interest expense	(2,123)	(1,954)	(5,958)	(7,574)
Gain on foreign currency transactions	—	—	—	993
Loss on early extinguishment of debt	—	—	—	(1,710)
Equity in income from unconsolidated joint ventures	423	234	1,407	2,946
(Loss) gain on real estate transactions	(23,400)	(32)	(23,400)	156
Income tax provision	4,641	(1,127)	3,552	(2,416)
Net (loss) income	(17,016)	4,025	(13,223)	8,547
Net income attributable to noncontrolling interests	(444)	(1,037)	(1,319)	(2,456)
Net (loss) income attributable to common shares	$(17,460)	$2,988	$(14,542)	$6,091

Earnings per share - basic and diluted	$(1.08)	$0.18	$(0.90)	$0.38
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended September 30, 2024
Balance, July 1, 2024	$1,801	$162	$61,664	$556,320	$619,947	$199,770	$819,717
Net (loss) income	—	—	—	(17,460)	(17,460)	444	(17,016)
Repurchase of treasury shares by IOR	—	—	—	—	—	(215)	(215)
Adjustment to noncontrolling interest	—	—	(315)	—	(315)	315	—
Balance, September 30, 2024	$1,801	$162	$61,349	$538,860	$602,172	$200,314	$802,486
Three Months Ended September 30, 2023
Balance, July 1, 2023	$1,801	$162	$62,090	$552,537	$616,590	$200,100	$816,690
Net income	—	—	—	2,988	2,988	1,037	4,025
Balance, September 30, 2023	$1,801	$162	$62,090	$555,525	$619,578	$201,137	$820,715
Nine Months Ended September 30, 2024
Balance, January 1, 2024	$1,801	$162	61,638	553,402	$617,003	$199,508	$816,511
Net (loss) income	—	—	—	(14,542)	(14,542)	1,319	(13,223)
Repurchase of treasury shares by IOR	—	—	—	—	—	(802)	(802)
Adjustment to noncontrolling interest	—	—	(289)	—	(289)	289	—
Balance, September 30, 2024	$1,801	$162	$61,349	$538,860	$602,172	$200,314	$802,486
Nine Months Ended September 30, 2023
Balance, January 1, 2023	$1,801	$162	$62,090	$549,434	$613,487	$198,681	$812,168
Net income	—	—	—	6,091	6,091	2,456	8,547
Balance, September 30, 2023	$1,801	$162	$62,090	$555,525	$619,578	$201,137	$820,715
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flow From Operating Activities:
Net (loss) income	$(13,223)	$8,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on real estate transactions	23,400	(156)
Gain on foreign currency transactions	—	(993)
Loss on early extinguishment of debt	—	1,710
Depreciation and amortization	9,668	10,518
Provision of bad debts	112	875
Equity in income from unconsolidated joint ventures	(1,407)	(2,946)
Distribution of income from unconsolidated joint ventures	841	—
Changes in assets and liabilities:
Other assets	(6,398)	(11,336)
Related party receivable	(1,176)	(4,369)
Accrued interest	449	(1,872)
Accounts payable and other liabilities	4,593	7,868
Net cash provided by operating activities	16,859	7,846
Cash Flow From Investing Activities:
Collection of notes receivable	5,792	394
Originations and advances on notes receivable	—	(6,500)
Purchase of short-term investments	(58,019)	(89,566)
Redemption and/or maturity of short-term investments	56,415	75,168
Development and renovation of real estate	(30,956)	(9,876)
Deferred leasing costs	(130)	(290)
Proceeds from sale of assets	—	188
Distribution from unconsolidated joint venture	—	20,916
Net cash used in investing activities	(26,898)	(9,566)
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	10,708	—
Payments on mortgages, other notes and bonds payable	(9,614)	(136,809)
Debt extinguishment costs	—	(435)
Repurchase of IOR shares	(802)	—
Deferred financing costs	(199)	(16)
Net cash provided by (used in) financing activities	93	(137,260)
Net decrease in cash, cash equivalents and restricted cash	(9,946)	(138,980)
Cash, cash equivalents and restricted cash, beginning of period	79,067	222,328
Cash, cash equivalents and restricted cash, end of period	$69,121	$83,348
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
At September 30, 2024, our portfolio of properties consisted of:
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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(17,016)	$4,025	$(13,223)	$8,547
Net income attributable to noncontrolling interests	(444)	(1,037)	(1,319)	(2,456)
Net (loss) income attributable to common shares	$(17,460)	$2,988	$(14,542)	$6,091

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$(1.08)	$0.18	$(0.90)	$0.38

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$4,808	$9,432
Cash paid for taxes	3,398	5,428
Cash - beginning of period
Cash and cash equivalents	$36,740	$113,445
Restricted cash	42,327	108,883
	$79,067	$222,328
Cash - end of period
Cash and cash equivalents	$39,533	$47,203
Restricted cash	29,588	36,145
	$69,121	$83,348
Payments on mortgages, other notes and bonds payable
Payments on mortgages and other notes payable	$9,614	$5,633
Payments on bonds payable	—	131,176
	$9,614	$136,809
The following is a schedule of noncash investing and financing activities:

	Nine Months Ended September 30,
	2024	2023
Property acquired in exchange for reduction in related party receivable	$—	$6,064
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table presents our reportable segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Multifamily Segment
Revenues	$7,967	$7,899	$23,947	$22,930
Operating expenses	(4,642)	(4,811)	(13,358)	(12,997)
Profit from segment	3,325	3,088	10,589	9,933
Commercial Segment
Revenues	3,107	3,939	9,594	11,306
Operating expenses	(2,347)	(2,632)	(6,889)	(7,583)
Profit from segment	760	1,307	2,705	3,723
Total profit from segments	$4,085	$4,395	$13,294	$13,656
The table below reflects the reconciliation of total profit from segments to net income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total profit from segments	$4,085	$4,395	$13,294	$13,656
Other non-segment items of income (expense)
Depreciation and amortization	(3,120)	(3,313)	(9,429)	(9,615)
General and administrative	(1,590)	(1,579)	(4,550)	(8,424)
Advisory fee to related party	(1,971)	(2,295)	(5,910)	(6,883)
Other income	533	688	1,738	2,217
Interest income	5,506	9,008	16,033	25,201
Interest expense	(2,123)	(1,954)	(5,958)	(7,574)
Gain on foreign currency transaction	—	—	—	993
Loss on early extinguishment of debt	—	—	—	(1,710)
Income from unconsolidated joint ventures	423	234	1,407	2,946
(Loss) gain on real estate transactions	(23,400)	(32)	(23,400)	156
Income tax provision	4,641	(1,127)	3,552	(2,416)
Net (loss) income	$(17,016)	$4,025	$(13,223)	$8,547
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed component	$10,841	$11,338	$32,667	$32,968
Variable component	233	500	874	1,268
	$11,074	$11,838	$33,541	$34,236
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2024	$11,754
2025	11,241
2026	10,810
2027	10,430
2028	8,542
Thereafter	13,299
$66,076
7.    Real Estate Activity
Below is a summary of our real estate as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Land	$104,156	$104,156
Building and improvements	374,892	372,399
Tenant improvements	16,503	16,286
Construction in progress	108,112	76,110
Total cost	603,663	568,951
Less accumulated depreciation	(76,101)	(67,365)
Total real estate	$527,562	$501,586
We incurred depreciation expense of $2,966 and $3,313 for the three months ended September 30, 2024 and 2023, respectively, and $8,970 and $9,615 for the nine months ended September 30, 2024 and 2023, respectively.
Construction Activities
Construction in progress includes the cost of development of Windmill Farms and the costs associated with our multifamily development projects.
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Alera") that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid to Pillar over the construction period. As of September 30, 2024, we have incurred a total of $31,878 in development costs, including $1,005 in development fees.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51,910. The cost of construction will be funded in part by a $25,407 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,551 fee that will be paid to Pillar over the construction period. As of September 30, 2024, we have incurred a total of $15,588 in development costs, including $809 in development fees.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49,603. The cost of construction will be funded in part by a $23,500 construction loan (See Note 11 – Mortgages and Other Notes Payable). The development agreement provides for a $1,607 fee that will be paid to Pillar over the construction period. As of September 30, 2024, we have incurred a total of $11,087 in development costs, including $336 in development fees.
Loss on Real Estate Transactions
We had been engaged in litigation with David Clapper and entities related to Mr. Clapper (collectively, the “Clapper") since 1999. The matter originally involved a transaction in 1998 in which we were to acquire eight multifamily properties from the Clapper. Through the years, several rulings, both for and against us, were issued. In a 2011 ruling, Clapper was awarded a judgment for approximately $148,000. This award was later reduced and later appealed by Clapper. In 2021, the verdict was reversed by the U. S. Court of Appeals for the Fifth Circuit and remanded to the trial court for further proceedings, which resulted in a contrary decision of no liability. On March 8, 2024, decision was appealed by Clapper, and the U. S. Court of Appeals for the Fifth Circuit remanded the case back to the lower court for a new trial. On October 31, 2024, we paid $23,400 to Clapper to resolve all claims. We accrued the settlement as a loss on real estate transactions during the three and nine months ended September 30, 2024.
8.    Short-term Investments
The following is a summary of our short term investment as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Corporate bonds, at par value	$80,266	$90,000
Demand notes	12,228	1,484
	92,494	91,484
Less discount	(442)	(1,036)
	$92,052	$90,448
The average interest rate on the investments was 5.50% and 5.65% at September 30, 2024 and December 31, 2023, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of September 30, 2024 and December 31, 2023:

	Carrying value
Property/Borrower	September 30, 2024	December 31, 2023	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	1,451	2,157	5.00%	7/1/25
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Cascades at Spring Street(2)(3)	—	180	5.33%	6/30/27
Dominion at Mercer Crossing(4)	6,167	6,354	9.00%	6/7/28
Echo Station(2)(3)	10,120	10,305	5.33%	12/31/32
Forest Pines(1)	6,472	6,472	5.00%	5/1/27
Inwood on the Park(2)(3)	20,208	20,325	5.33%	6/30/28
Kensington Park(2)(3)	6,994	10,262	5.33%	3/31/27
Lake Shore Villas(2)(3)	5,855	6,000	5.33%	12/31/32
Prospectus Endeavors	496	496	6.00%	10/23/29
McKinney Ranch	3,926	3,926	6.00%	9/15/29
Ocean Estates II(2)(3)	3,615	3,615	5.33%	5/31/28
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	107	182	5.33%	3/31/28
Plaza at Chase Oaks(2)(3)	11,772	11,772	5.33%	3/31/28
Plum Tree(1)	1,478	1,767	5.00%	4/26/26
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	6.00%	1/16/25
Spyglass of Ennis(1)	4,705	5,179	5.00%	11/1/24
Steeple Crest(1)	6,358	6,498	5.00%	8/1/26
Timbers at The Park(2)(3)	11,146	11,173	5.33%	12/31/32
Tuscany Villas(2)(3)	1,548	1,548	5.33%	4/30/27
	$138,349	$144,142
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
On September 16, 2022, VAA sold 45 of its properties for $1,810,700, resulting in a gain on sale of $738,444 to the joint venture. In connection with the sale, we received an initial distribution of $182,848 from VAA. On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the remaining seven properties of VAA (“VAA Holdback Portfolio”) and a cash payment of $204,036. On March 23, 2023, we received $17,976 from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio. On April 27, 2023, we received an additional $2,940 liquidating distribution from the joint venture.
We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments and real estate, pay down our debt and for general corporate purposes. We anticipate that the final liquidation of the joint venture will be completed during the remainder of 2024.
Gruppa Florentina, LLC
We own a 20% interest in Gruppa Florentina, LLC ("Milano"), which operates 34 pizza parlors and 2 grill restaurants. Milano also has 25 franchise locations. The restaurants are primarily located in Central and Northern California.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of September 30, 2024 and December 31, 2023:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	September 30, 2024	December 31, 2023
770 South Post Oak	$11,002	$11,187	4.40%	6/1/2025
Alera(1)	4,148	—	8.20%	3/15/2026
Blue Lake Villas	9,371	9,503	3.15%	11/1/2055
Blue Lake Villas Phase II	3,291	3,349	2.85%	6/1/2052
Chelsea	7,925	8,064	3.40%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(2)	6,415	6,988	7.50%	8/1/2031
Landing on Bayou Cane	14,233	14,442	3.50%	9/1/2053
Legacy at Pleasant Grove	12,466	12,716	3.60%	4/1/2048
New Concept Energy(5)	3,542	3,542	5.33%	9/30/2027
Northside on Travis	11,193	11,394	2.50%	2/1/2053
Parc at Denham Springs	16,137	16,399	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,467	15,608	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2024
Residences at Holland Lake	10,271	10,424	3.60%	3/1/2053
Villas at Bon Secour	18,902	19,205	3.08%	9/1/2031
Villas of Park West I(3)	9,033	9,181	3.04%	3/1/2053
Villas of Park West II(3)	8,203	8,334	3.18%	3/1/2053
Vista Ridge	9,386	9,512	4.00%	8/1/2053
Windmill Farms(4)	4,393	4,399	7.50%	2/28/2026
	$183,814	$182,683
(1)    On March 15, 2023, we entered into a $33,000 construction loan to finance the development of Alera (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on March 15, 2026, with two one-year extension options.
(2)    On July 10, 2024, we replaced the existing loan on the property with a $6,558 loan that bears interest at SOFR plus 1.85% and matures on August 1, 2031.
(3)     On October 16, 2023, we received approval from the lender to assume the loan on the property that we acquired from our joint venture (See Note 10 - Investment in Unconsolidated Joint Ventures).
(4)    On February 8, 2024, we extended the maturity to February 28, 2026 at an interest rate of 7.50%.
(5)    On June 6, 2024, we extended the maturity of the loan to September 30, 2027 with an interest rate at SOFR.
As of September 30, 2024, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
On November 6, 2023, we entered into a $25,407 construction loan to finance the development of Merano (See Note 7 - Real Estate Activity) that bears interest at prime plus 0.25% and matures on November 6, 2028. As of September 30, 2024, no advances have been drawn on the loan.
On December 15, 2023, we entered into a $23,500 construction loan to finance the development of Bandera Ridge (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on December 15, 2028. As of September 30, 2024, no advances have been drawn on the loan.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Alera, Bandera Ridge, Merano, Villas at Bon Secour and Windmill Farms.
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
Rental income includes $159 and $232 for the three months ended September 30, 2024 and 2023, respectively, and $495 and $731 for the nine months ended September 30, 2024 and 2023, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $87 and $97 for the three months ended September 30, 2024 and 2023, respectively, and $253 and $296 for the nine months ended September 30, 2024 and 2023, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $899 and $856 for the three months ended September 30, 2024 and 2023, respectively, and $2,748 and $3,095 for the nine months ended September 30, 2024 and 2023, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $1,971 and $2,295 for the three months ended September 30, 2024 and 2023, respectively, and $5,910 and $6,883 for the nine months ended September 30, 2024 and 2023, respectively. Development fees paid to Pillar were $525 and $223 for the three months ended September 30, 2024 and 2023, respectively, and $1,501 and $335 for the nine months ended September 30, 2024 and 2023, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on the UHF notes and the Pillar Receivable was $2,299 and $4,854 for the three months ended September 30, 2024 and 2023, respectively, and $6,872 and $14,165 for the nine months ended September 30, 2024 and 2023, respectively.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). We owned 78.4% of TCI at September 30, 2024 and December 31, 2023, which in turn owned 83.2% and 82.3% of IOR as of September 30, 2024 and December 31, 2023, respectively.

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
As of September 30, 2024 and December 31, 2023, we had deferred gain of $9,791.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, TCI and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. The following table summarizes our income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current	$48	$5,227	$1,137	$6,516
Deferred	(4,689)	(4,100)	(4,689)	(4,100)
	$(4,641)	$1,127	$(3,552)	$2,416
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
17. Subsequent Events
The date to which events occurring after September 30, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 7, 2024, which is the date on which the consolidated financial statements were available to be issued.
On October 21, 2024, we entered into a development agreement with Pillar to build a 234 unit multifamily property in Dallas, Texas ("Mountain Creek") that is expected to be completed in 2026 for a total cost of approximately $49,791. The cost of construction will be funded in part by a $27,500 construction loan. The development agreement provides for a $1,574 fee that will be paid to Pillar over the construction period. As of September 30, 2024, we have incurred a total of $555 in development costs.
We had been engaged in litigation with David Clapper and entities related to Mr. Clapper (collectively, the “Clapper") since 1999. The matter originally involved a transaction in 1998 in which we were to acquire eight multifamily properties from the Clapper. Through the years, several rulings, both for and against us, were issued with a range of settlement from zero to $148,000. On October 31, 2024, we executed a Settlement Agreement and General Release (the “Settlement Agreement”) and paid $23,400 to resolve all claims. Under the Settlement Agreement, all parties released each other and will file a Motion to Dismiss with Prejudice in the trial court on or prior to November 10, 2024. We accrued the $23,400 settlement as a loss on real estate transactions during the three and nine months ended September 30, 2024 (See Note 7 - Real Estate Activity).

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
•On July 10, 2024, we replaced the existing loan on Forest Grove with a $6.6 million loan that bears interest at SOFR plus 1.85% and matures on August 1, 2031.
•On October 21, 2024, we entered into a $27.5 million construction loan to finance the development of Mountain Creek (See "Development Activities") that bears interest at SOFR plus 3.45% and matures on October 20, 2026.

Development Activities
We have agreements to develop two parcels of land ("PODs") from our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes for a total of $24.3 million. We estimate that we will complete the development of these PODs over a two-year period starting the third quarter of 2024. During 2024, we spent $3.3 million on reimbursable infrastructure investments.
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Alera") that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of September 30, 2024, we have incurred a total of $31.9 million in development costs.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51.9 million. The cost of construction will be funded in part by a $25.4 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of September 30, 2024, we have incurred a total of $15.6 million in development costs.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49.6 million. The cost of construction will be funded in part by a $23.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of September 30, 2024, we have incurred a total of $11.1 million in development costs.
On October 21, 2024, we entered into a development agreement with Pillar to build a 234 unit multifamily property in Dallas, Texas ("Mountain Creek") that is expected to be completed in 2026 for a total cost of approximately $49.8 million. The cost of construction will be funded in part by a $27.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of September 30, 2024, we have incurred a total of $0.6 million in development costs.
Other Transactions
On October 31, 2024, the Company and other parties executed a Settlement Agreement and General Release (the “Settlement Agreement”) covering litigation that was instituted by David M. Clapper and related entities (collectively “Clapper”) in the U.S. District Court for the Northern District of Texas (the “Trial Court”) regarding a 1998 multifamily property transaction. The litigation resulted in a $148 million judgment in 2011 against ARL, one of its wholly-owned subsidiaries and other related entities. The case was subsequently reversed by the U. S. Court of Appeals for the Fifth Circuit (the “Appeals Court”) and remanded to the Trial Court for further proceedings which resulted in a contrary decision of no liability of the ARL related entities in May 2021. The case was again appealed to the Appeals Court, which on March 8, 2024, reversed and remanded the case back to the Trial Court for a new trial. The Settlement Agreement required the Company to pay to Clapper the sum of $23.4 million by October 31, 2024, which has been completed. Under the Settlement Agreement, all parties released each other and will file a Motion to Dismiss with Prejudice in the Trial Court on or prior to November 10, 2024. We accrued the settlement as a loss on real estate transactions during the three and nine months ended September 30, 2024.
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

Fair Value of Financial Instruments
We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.
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
For the comparison of the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023, the Redevelopment Property is Landing on Bayou Cane (See "Development Activities" in Management's Overview). The change in revenues and expenses of the Redevelopment Property from 2023 to 2024 is primarily due to the lease-up of the property in 2023 as the restored units were placed in service. There were no Acquisition Properties or Disposition Properties for the comparison of the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
Multifamily Segment
Revenue	$7,967	$7,899	$68	$23,947	$22,930	$1,017
Operating expenses	(4,642)	(4,811)	169	(13,358)	(12,997)	(361)
	3,325	3,088	237	10,589	9,933	656
Commercial Segment
Revenue	3,107	3,939	(832)	9,594	11,306	(1,712)
Operating expenses	(2,347)	(2,632)	285	(6,889)	(7,583)	694
	760	1,307	(547)	2,705	3,723	(1,018)
Segment profit	4,085	4,395	(310)	13,294	13,656	(362)
Other non-segment items of income (expense)
Depreciation and amortization	(3,120)	(3,313)	193	(9,429)	(9,615)	186
General, administrative and advisory	(3,561)	(3,874)	313	(10,460)	(15,307)	4,847
Interest income, net	3,383	7,054	(3,671)	10,075	17,627	(7,552)
Loss on early extinguishment of debt	—	—	—	—	(1,710)	1,710
Gain on foreign currency transactions	—	—	—	—	993	(993)
(Loss) gain on real estate transactions	(23,400)	(32)	(23,368)	(23,400)	156	(23,556)
Income from joint ventures	423	234	189	1,407	2,946	(1,539)
Other income (expense)	5,174	(439)	5,613	5,290	(199)	5,489
Net (loss) income	$(17,016)	$4,025	$(21,041)	$(13,223)	$8,547	$(21,770)

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023:
Our $21.0 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $0.2 million from the Redevelopment Property due to the lease up of the property. The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of decline in occupancy at Browning Place and Stanford Center.
•The decrease in general, administrative and advisory expenses is primarily due to a reduction in legal, auditing and other administrative expenses associated with the bonds payable, which were repaid in 2023.
•The $23.4 million increase in loss on real estate transactions is due to the settlement of the Clapper litigation in 2024 (See "Other Transactions" in Management's Overview).
•The $3.7 million decrease in interest income, net is due to a decrease in interest income due to a decrease in interest rates on the UHF notes in 2023 and a decrease in interest rates on the Pillar Receivable in 2024.
•The increase in other income is primarily due to the $5.8 million decrease in income tax provision as a result of the sale of the VAA Portfolio in 2022.
Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023:
Our $21.8 million decrease in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase of $0.7 million from the Redevelopment Property due to the lease up of the property. The decrease in profit from the commercial segment is primarily due to a decrease in revenue as a result of a decline in occupancy at Browning Place and Stanford Center.
•The $4.8 million decrease in general, administrative and advisory expenses is primarily due to a reduction in legal cost associated with the Nixdorf litigation in 2023 and due to auditing and other administrative expenses associated with the bonds payable, which were repaid in 2023.
•The $23.6 million increase in loss on real estate transactions is due to the settlement of the Clapper litigation in 2024 (See "Other Transactions" in Management's Overview).
•The $7.6 million decrease in interest income, net is due to a $9.2 million decrease in interest income offset in part by a $1.6 million decrease in interest expense. The decrease in interest income is primarily due to a decrease in interest rates on the UHF notes in 2023 and a decrease in interest rates on the Pillar Receivable in 2024. The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023 (See "Financing Activities" in Management's Overview).
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
We anticipate that our cash and cash equivalents as of September 30, 2024, along with cash that will be generated from notes related party receivables and investment in cash equivalents and short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Variance
Net cash provided by operating activities	$16,859	$7,846	$9,013
Net cash used in investing activities	$(26,898)	$(9,566)	$(17,332)
Net cash provided by (used in) financing activities	$93	$(137,260)	$137,353
The increase in cash from operating activities is primarily due to a decrease in interest payments and insurance cost in comparison to prior year.
The $17.3 million decrease in cash used in investing activities is primarily due to the $21.1 million decrease in development and renovation of real estate and the $20.9 million decrease in distribution from joint venture offset in part by the $12.8 million decrease in net purchase of short term investments, the $6.5 million decrease in originations and advances on notes receivable and the $5.4 million increase in collection of notes receivable. The increase in development and renovation of real estate relates to the construction start of Merano and Bandera Ridge in 2024. The distribution from joint venture in 2023 relates to the final distribution of proceeds from the sale of the VAA Sale Portfolio in 2022.
The $137.4 million decrease in cash used in financing activities is primarily due to the $131.2 million repayment of our bonds in 2023.

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
The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three and nine months ended September 30, 2024 and 2023 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to the Company	$(17,460)	$2,988	$(14,542)	$6,091
Depreciation and amortization	3,120	3,313	9,429	9,615
Loss (gain) on real estate transactions	23,400	32	23,400	(156)
Gain on sale of land	—	—	—	156
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	68	106	206	235
FFO-Basic and Diluted	9,128	6,439	18,493	15,941
Loss on extinguishment of debt	—	—	—	1,710
Gain on foreign currency transactions	—	—	—	(993)
FFO-adjusted	$9,128	$6,439	$18,493	$16,658
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
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On October 31, 2024, the Company and other parties executed a Settlement Agreement and General Release (the “Settlement Agreement”) covering litigation that was instituted by David M. Clapper and related entities (collectively “Clapper”) in the U.S. District Court for the Northern District of Texas (the “Trial Court”) regarding a 1998 multifamily property transaction. The litigation resulted in a $148 million judgment in 2011 against ARL, one of its wholly-owned subsidiaries and other related entities. The case was subsequently reversed by the U. S. Court of Appeals for the Fifth Circuit (the “Appeals Court”) and remanded to the Trial Court for further proceedings which resulted in a contrary decision of no liability of the ARL related entities in May 2021. The case was again appealed to the Appeals Court, which on March 8, 2024, reversed and remanded the case back to the Trial Court for a new trial. The Settlement Agreement required the Company to pay to Clapper the sum of $23.4 million by October 31, 2024, which has been completed. Under the Settlement Agreement, all parties released each other and will file a Motion to Dismiss with Prejudice in the Trial Court on or prior to November 10, 2024. We accrued the settlement as a loss on real estate transactions during the three and nine months ended September 30, 2024.
ITEM 1A    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the 2023 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2023 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the nine months ended September 30, 2024. As of September 30, 2024, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: November 7, 2024	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer