Form 10-K
period 2024-12-31
AMERICAN REALTY INVESTORS INC
filed 2025-03-20
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $20.7 million as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
As of March 19, 2025, there were 16,152,043 shares of common stock outstanding.
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
Corporate Structure
We own approximately 78.4% of the common stock of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements. In addition, TCI owns approximately 83.2% of the common stock of Income Opportunity Realty Investors, Inc. ("IOR") a Nevada corporation, which is publicly listed and traded on the NYSE under the symbol IOR.
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

Portfolio Composition
At December 31, 2024, our property portfolio consisted of:
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,060,236 rentable square feet;
•Fourteen multifamily properties in operation, comprising 2,328 units;
•Four multifamily properties under development, comprising 906 units; and
•Approximately 1,804 acres of developed and undeveloped land.
Recent Activity
Acquisitions and Dispositions
•On December 13, 2024, we sold 30 single family lots from our holdings in Windmill Farms for $1.4 million, resulting in a gain on sale of $1.1 million.
Financing Activities
•On January 1, 2024, we amended our cash management agreement with Pillar. As a result, the interest rate on the related party receivable ("Pillar Receivable") changed from prime plus one to the Secured Overnight Financing Rate ("SOFR").
•On February 8, 2024, we extended the maturity of our loan on Windmill Farms to February 28, 2026 at an interest rate of 7.50%.
•On July 10, 2024, we replaced the existing loan on Forest Grove with a $6.6 million loan that bears interest at SOFR plus 2.15% and matures on August 1, 2031.
•On October 21, 2024, we entered into a $27.5 million construction loan to finance the development of Mountain Creek (See "Development Activities") that bears interest at SOFR plus 3.45% and matures on October 20, 2026.

Development Activities
On October 21, 2024, we entered into a development agreement with Pillar to build a 234 unit multifamily property in Dallas, Texas ("Mountain Creek") that is expected to be completed in 2026 for a total cost of approximately $49.8 million. The cost of construction will be funded in part by a $27.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of December 31, 2024, we have incurred a total of $5.0 million in development costs.
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
Available Information
We maintain a website at www.americanrealtyinvest.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. We issue Annual Reports containing audited financial statements to our common stockholders.
ITEM 1A.    RISK FACTORS
The following discusses risk factors that could affect our business, operations and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently believe are not material, become realized, we could be materially adversely affected and the value of our securities could decline. In addition, the following risk factors may contain “forward looking statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial condition and Results of Operations, and the financial statements and related notes in this Annual Report on Form 10-K. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.
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
Our business may be impacted as a result of any health emergency.
Considerable uncertainty still surrounds the recent Covid-19 pandemic, including its conclusion, the availability of and effectiveness of vaccines, the potential short-term and long term effects, including but not limited to shifts in consumer housing demand based on geography, affordability, housing type (e.g., multi-family vs. single family) and unit type (e.g., office studio vs. multi-bedroom), mainly resulting from the paradigm shift of work culture, the decentralization of corporate headquarters and the success of “work from home” models. Moreover, local, state and national measures taken to limit the spread of the recent pandemic have already resulted in significant economic impacts and mortality rates, the duration and scope of which cannot currently be predicted. The extent to which our financial condition or operating results will be effected in the future by any future pandemic will largely depend on future demand and developments, which are highly uncertain and cannot be accurately predicted with any degree of accuracy.
We face risks associated with and have been the target of security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
The phenomenon of cyber-attacks in general, and cyber-attacks against databases in particular, have become a risk to all companies. We are exposed to cyber-attacks, which may, depending on their success and strength, damage the privacy of the information stored in the databases as well as cause equipment failures, loss, discovery, use, corruption, destruction or appropriation of information, content and valuable technical information. In recent years, cyber-attacks against companies have increased in frequency, scope and potential damage. Malicious damage (such as the introduction of viruses and cyber-attacks) or a large-scale malfunction may adversely affect our business and results, including damage to our reputation, and our financial condition.
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

If tenants do not renew their leases as they expire, we may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is re-let, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Any of these events could adversely affect cash flow from operations and our ability to make distributions to shareholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance, and debt service payments, are not necessarily reduced or able to be recouped when circumstances cause a decrease in rental income from the properties.
Our reliance on third-party management companies to operate certain of our properties may harm our business.
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
Our properties are subject to increases in operating expenses such as insurance, cleaning, maintenance, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs, and maintenance of the properties. While some current tenants are obligated by their leases to reimburse us for a portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets to offset the increased expenses, without at the same time decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service indebtedness could be adversely affected.
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
•we may encounter delays, refusals and unforeseen cost increases resulting from third-party litigation or objections; and
•we may fail to obtain the financial results expected from properties we develop or redevelop.
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
We had total indebtedness at December 31, 2024 of approximately $185.4 million. Substantially all of our multifamily real estate has been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit our ability to pursue other business opportunities in the future.
A significant portion of our debt is insured with HUD
As of December 31, 2024, we had $126.3 million in mortgage notes payable insured by the U.S. Department of Housing and Urban Development ("HUD"), which represented 68% of our total indebtedness. HUD insured loans allow Lenders to extend loans at a relatively low interest rate for terms of up to 40 years for properties under new construction, or up to 35 years for acquisition or refinancing of existing properties. In return for lower interest rates and favorable terms, HUD loans involve extensive regulatory compliance.

While we hope to continue utilizing HUD insured loans in the future, should we not be able to access such loans, or should HUD cease to permit us to access or assume HUD insured debt, we would likely incur significantly increased interest costs and shorter term conventional loans (assuming we are able to obtain conventional loans) and possibly will need to utilize funds from disposal of investments or other properties to finance such activities.
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
Ownership through partnerships and joint ventures could limit property performance.
We have in the past, and may in the future, develop and/or acquire properties in partnerships and similar joint ventures, including those in which we may own a preferred interest, when we believe circumstances warrant this type of investment. Our organizational documents do not limit the amount of available funds that we can invest in partnerships or other joint venture structures. As of December 31, 2024, we had no active joint ventures with any investment funds at risk. Investments in partnerships and joint ventures, including limited liability companies, involve risks such as the following:
•Our partners could become bankrupt, in which event we and any other remaining partners would generally remain liable for the liabilities of the venture;
•Our partners could have economic or other business interests or goals which are inconsistent with our business objectives;
•Our partners could be in a position to take action contrary to our instructions, requests or objectives, including our policies involving development of properties; and
•Governing agreements in partnerships and joint ventures often contain restrictions on the transfer of an interest or “by-sell” or other provisions which could result in the purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

We generally will seek to maintain sufficient control of partnerships or joint ventures to permit us to achieve our business objectives; however, in the event it fails to meet expectations or becomes insolvent, we could lose our investment in the partnership or joint venture.
We could incur more debt.

We operate with a policy of incurring indebtedness only when it is advisable in the opinion of our Board of Directors and management. We could incur additional indebtedness by borrowing under a line of credit, mortgaging properties we own, restructuring existing indebtedness, and/or issuing debt securities in public offerings or private transactions. The degree of indebtedness could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other corporate purposes and make us more vulnerable to a down turn in business or the economy in general.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
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

ITEM 2.    PROPERTIES
Residential Properties in Operation

Count	Property	Location	Year Constructed	Units	Occupancy
1	Blue Lake Villas	Waxahachie, TX	2002	186	96.2%
2	Blue Lake Villas Phase II	Waxahachie, TX	2004	70	95.7%
3	Chelsea	Beaumont, TX	1999	144	93.8%
4	Forest Grove	Bryan, TX	2020	84	97.6%
5	Landing on Bayou Cane	Houma, LA	2005	240	94.2%
6	Legacy at Pleasant Grove	Texarkana, TX	2006	208	94.2%
7	Northside on Travis	Sherman, TX	2008	200	91.5%
8	Parc at Denham Springs	Denham Spring, LA	2007	224	96.4%
9	Parc at Denham Springs Phase II	Denham Springs, LA	2010	144	93.8%
10	Residences at Holland Lake	Weatherford, TX	2004	208	95.7%
11	Villas at Bon Secour	Gulf Shores, AL	2007	200	88.5%
12	Villas of Park West I	Pueblo, CO	2005	148	96.2%
13	Villas of Park West II	Pueblo, CO	2010	112	94.6%
14	Vista Ridge	Tupelo, MS	2009	160	93.8%
				2,328
Residential Properties in Construction

Count	Property	Location	Units
1	Alera	Lake Wales, FL	240
2	Bandera Ridge	Temple, TX	216
3	Merano	McKinney, TX	216
4	Mountain Creek	Dallas, TX	234
			906

Commercial Properties

Count	Property	Location	Year Constructed	Rentable Square Feet	Occupancy
1	770 South Post Oak	Houston, TX	1970	95,528	55.7%
2	Browning Place	Dallas, TX	1984	626,529	54.3%
3	Senlac	Dallas, TX	1971	2,812	100.0%
4	Stanford Center	Dallas, TX	2007	335,367	50.5%
				1,060,236

The following table summarizes our commercial lease expirations as of December 31, 2024:

Year of Lease Expiration	Number of Leases Expiring	Square Foot ("SF") of Leases Expiring	% of Total Leased SF by Expiring Leases	Ending Rent/SF of Expiring Leases	% of Total Rent Represented by Expiring Leases
2025	7	29,913	5%	20.77	4.2%
2026	5	23,668	4%	23.86	3.8%
2027	6	16,906	3%	26.07	3.0%
2028	7	37,360	7%	24.46	6.2%
2029	11	109,678	19%	21.59	16.0%
Thereafter	26	348,171	62%	23.20	66.8%
	62	565,696	100%		100.0%

Land Investments

Project	Location	Acres
Held for development
Athens	Athens, AL	33
EQK Portage	Kent, OH	49
McKinney 36	Collin County, TX	18
Ocean Estates	Gulfport, MS	12
Willowick	Pensacola, FL	40
Mercer Crossing Commercial	Farmers Branch, TX	19
Windmill Farms	Kaufman County, TX	1,488
Other	Various	36
		1,695
Held subject to sales contract
Windmill Farms	Kaufman County, TX	109
		1,804

ITEM 3.    LEGAL PROCEEDINGS
We had been engaged in litigation with David Clapper and entities related to Mr. Clapper (collectively, “Clapper") since 1999. The matter originally involved a transaction in 1998 in which we were to acquire eight multifamily properties from the Clapper. Through the years, several rulings, both for and against us, were issued with a range of settlement from zero to $148.0 million. On October 31, 2024, we executed a Settlement Agreement and General Release (the “Settlement Agreement”) and paid $23.4 million to resolve all claims. On November 8, 2024, the court dismissed the case with prejudice.
We are defendants in litigation related to a property sale ("Nixdorf") that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a “Plaintiff take nothing” verdict in our favor. On January 7, 2025, the Fifth District Court of Appeals at Dallas reversed the trial court's judgement and remanded the case to the trial court. We intend to challenge the ruling by writ of mandamus.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ARL’s common stock is listed and traded on the NYSE under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2024		2023
	High	Low	High	Low
First Quarter	$25.96	$16.94	$31.59	$18.90
Second Quarter	$18.38	$12.51	$26.42	$16.50
Third Quarter	$22.77	$13.21	$23.14	$14.37
Fourth Quarter	$18.00	$13.11	$18.69	$11.69
On March 19, 2025, the closing market price of our common stock on the NYSE was $14.16 per share, and was held by  998 stockholders of record.
Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2024, 2023 or 2022. Future dividends to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.
We have a stock repurchase program that allows for the repurchase of up to 1,250,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased in 2024 and the program has 19,465 shares remaining that can be repurchased as of December 31, 2024.
ITEM 6.    [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Report. Our results of operations for the year ended December 31, 2024 were affected by a acquisitions and disposition, refinancing activity, development activity as discussed below.
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
•On December 13, 2024, we sold 30 single family lots from our holdings in Windmill Farms for $1.4 million, resulting in a gain on sale of $1.1 million.
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
•On November 6, 2023, we entered into a $25.4 million construction loan to finance the development of Merano (See "Development Activities") that bears interest at prime plus 0.25% and matures on November 6, 2028. As of December 31, 2024, no advances have been drawn on the loan.
•On December 15, 2023, we entered into a $23.5 million construction loan to finance the development of Bandera Ridge (See "Development Activities") that bears interest at SOFR plus 3% and matures on December 15, 2028.
•On February 8, 2024, we extended the maturity of our loan on Windmill Farms to February 28, 2026 at an interest rate of 7.50%.
•On January 1, 2024, we amended our cash management agreement with Pillar. As a result, the interest rate on the related party receivable ("Pillar Receivable") changed from prime plus one to SOFR.
•On February 8, 2024, we extended the maturity of our loan on Windmill Farms to February 28, 2026 at an interest rate of 7.50%.

•On July 10, 2024, we replaced the existing loan on Forest Grove with a $6.6 million loan that bears interest at SOFR plus 2.15% and matures on August 1, 2031.
•On October 21, 2024, we entered into a $27.5 million construction loan to finance the development of Mountain Creek (See "Development Activities") that bears interest at SOFR plus 3.45% and matures on October 20, 2026.

Development Activities
We have agreements to develop two parcels of land ("PODs") from our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes for a total of $24.3 million. We estimate that we will complete the development of these PODs over a two-year period starting during the fourth quarter of 2024. During 2024, we spent $3.6 million on reimbursable infrastructure investments.
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Alera") that is expected to be completed in 2025 for a total cost of approximately $55.3 million. The cost of construction will be funded in part by a $33.0 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. In connection with the closing of the loan, we purchased the land and certain entitlement costs from a related party at an appraised value of $6.1 million. As of December 31, 2024, we have incurred a total of $36.6 million in development costs.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51.9 million. The cost of construction will be funded in part by a $25.4 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of December 31, 2024, we have incurred a total of $24.8 million in development costs.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49.6 million. The cost of construction will be funded in part by a $23.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. In connection with the closing of the loan, we purchased the land from a related party at an appraised value of $2.7 million. As of December 31, 2024, we have incurred a total of $26.3 million in development costs.
On October 21, 2024, we entered into a development agreement with Pillar to build a 234 unit multifamily property in Dallas, Texas ("Mountain Creek") that is expected to be completed in 2026 for a total cost of approximately $49.8 million. The cost of construction will be funded in part by a $27.5 million construction loan (See "Financing Activities"). The development agreement provides for a $1.6 million fee that will be paid to Pillar over the construction period. As of December 31, 2024, we have incurred a total of $5.0 million in development costs.

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
On March 23, 2023, we received $18.0 million from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio. In December 2024, we dissolved VAA.
We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments and real estate, pay down our debt and for general corporate purposes.
We had been engaged in litigation with David Clapper and entities related to Mr. Clapper (collectively, “Clapper") since 1999. The matter originally involved a transaction in 1998 in which we were to acquire eight multifamily properties from the Clapper. Through the years, several rulings, both for and against us, were issued with a range of settlement from zero to $148.0 million. On October 31, 2024, we executed a Settlement Agreement and General Release (the “Settlement Agreement”) and paid $23.4 million to resolve all claims.
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
For the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, the Redevelopment Property is Landing on Bayou Cane. The change in revenues and expenses of the Redevelopment Property from 2023 to 2024 is primarily due to the lease-up of the property in 2023 as the restored units were placed in service. There were no Acquisition Properties or Disposition Properties for the comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

The following table (amounts in thousands) provides a summary of the results of operations of 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	Variance
Multifamily Segment
Revenue	$34,103	$34,962	$(859)
Operating expenses	(18,252)	(17,749)	(503)
	15,851	17,213	(1,362)
Commercial Segment
Revenue	12,967	14,943	(1,976)
Operating expenses	(8,811)	(10,147)	1,336
	4,156	4,796	(640)
Segment operating income	20,007	22,009	(2,002)
Other non-segment items of income (expense)
Depreciation and amortization	(12,276)	(13,646)	1,370
General, administrative and advisory	(14,620)	(20,198)	5,578
Interest income, net	12,135	17,345	(5,210)
Loss on early extinguishment of debt	—	(1,710)	1,710
Gain on foreign currency transactions	—	993	(993)
Loss on real estate transactions	(23,989)	(1,923)	(22,066)
Income from joint ventures	1,449	3,242	(1,793)
Other income (expense)	3,855	(861)	4,716
Net (loss) income	$(13,439)	$5,251	$(18,690)
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023:
Our $18.7 million decrease in net income in 2024 is primarily attributed to the following:
•The $1.4 million decrease in profit from the multifamily properties is due to a $1.0 million decrease from the Redevelopment Property. The decrease in profit from the Redevelopment property is due to the receipt of $1.3 million of business interruption insurance proceeds in 2023.
• The $0.4 million decrease in profit from the commercial properties is primarily due to a decline in occupancy.
•The $5.6 million decrease in general, administrative and advisory expenses is primarily due to a reduction in legal cost associated with the Nixdorf litigation in 2023 and due to auditing and other administrative expenses associated with the bonds payable, which were repaid in 2023.
•The $22.1 million increase in loss on real estate transactions is primarily due to the settlement of the Clapper litigation in 2024 (See "Other Transactions" in Management's Overview).
•The $5.2 million decrease in interest income, net is due to a $6.9 million decrease in interest income offset in part by a $1.7 million decrease in interest expense. The decrease in interest income is primarily due to a decrease in interest rates on the UHF notes in 2023 and a decrease in interest rates on the Pillar Receivable in 2024. The decrease in interest expense is primarily due to the repayment of the bonds payable in 2023 (See "Financing Activities" in Management's Overview).
•The loss from early extinguishment of debt and the gain on foreign currency transactions are due to the bonds payable that were outstanding in 2023.
•The decrease in gain on foreign currency transactions is due to the change in the U.S. Dollar and the New Israeli Shekel conversion rate in connection with the bonds that were listed on the Tel-Aviv Stock Exchange (See "Financing Activities").

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022:
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024 for a discussion of our results of operations for the year ended December 31, 2023.
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
We anticipate that our cash, cash equivalents and short-term investments as of December 31, 2024, along with cash that will be generated in 2025 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We may also selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2024	2023	Variance
Net cash provided by (used in) operating activities	$1,089	$(31,054)	$32,143
Net cash (used in) provided by investing activities	$(41,340)	$26,813	$(68,153)
Net cash provided by (used in) financing activities	$1,659	$(139,020)	$140,679
The increase in cash from operating activities is primarily due to a decrease in interest payments and insurance cost in comparison to prior year.
The $68.2 million increase in cash used in investing activities is primarily due to the $39.5 million increase in development and renovation of real estate, the $21.4 million decrease in distribution from joint venture and the $18.7 million decrease in net redemption of short term investments offset in part by the $6.5 million decrease in originations and advances on notes receivable and the $3.8 million increase in collection of notes receivable. The increase in development and renovation of real estate relates to the construction start of Merano and Bandera Ridge in 2024. The distribution from joint venture in 2023 relates to the final distribution of proceeds from the sale of the VAA Sale Portfolio in 2022.
The $140.7 million decrease in cash used in financing activities is primarily due to the $131.2 million repayment of our bonds in 2023.
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
The following reconciles our net income attributable to FFO and FFO-basic and diluted, excluding loss from foreign currency transactions and loss on extinguishment of debt for the years ended December 31, 2024, 2023 and 2022 (dollars and shares in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net (loss) income attributable to the Company	$(14,703)	$3,968	$373,349
Depreciation and amortization on consolidated assets	12,276	13,646	9,686
Loss (gain) on real estate transactions	23,989	1,923	(87,132)
Gain on sale of land	1,095	188	4,752
Gain on sale of assets from unconsolidated joint venture at our pro rata share	—	—	(265,804)
Depreciation and amortization on unconsolidated joint ventures at pro rata share	206	272	8,424
FFO-Basic and Diluted	22,863	19,997	43,275
Loss on early extinguishment of debt	—	1,710	2,805
Loss on early extinguishment of debt from unconsolidated joint venture at our pro rata share	—	—	15,254
Gain on foreign currency transactions	—	(993)	(20,067)
FFO-adjusted	$22,863	$20,714	$41,267
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Optional and not included.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of and
Stockholders of American Realty Investors, Inc.
Dallas, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $557.4 million as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company periodically assesses whether there has been any impairment in the carrying value of its properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value.

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
Collectability of Notes Receivable
Description of the Matter
At December 31, 2024, the Company had notes receivable in the amount of $138.3 million. The Company performs an assessment as to whether or not substantially all of the amounts due under these notes receivable is deemed probable of collection. Subsequently, for notes where the Company concludes that it is not probable that it will collect substantially all payments due under the note, the Company creates an allowance for any amounts not probable of collection.
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
Revenue Recognition (straight-line) for commercial tenants
Description of the Matter
During 2024, the Company recognized office rental revenues and tenant recoveries of $13.0 million and deferred rent receivables of $3.8 million at December 31, 2024. As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from commercial properties on a straight-line basis over the terms of the related leases.
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
March 20, 2025
We have served as the Company’s auditor since 2004.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	December 31,
	2024	2023
Assets:
Real estate	$557,388	$501,586
Cash and cash equivalents	19,918	36,740
Restricted cash	20,557	42,327
Short-term investments	79,800	90,448
Notes receivable (including $71,365 and $75,362 at December 31, 2024 and 2023, respectively, from related parties)	138,349	144,142
Investment in unconsolidated joint ventures	10,246	10,060
Receivable from related parties	97,544	96,533
Other assets (including $1,855 and $2,012 at December 31, 2024 and 2023, respectively, from related parties)	109,000	101,648
Total assets	$1,032,802	$1,023,484

Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$185,398	$182,683
Accounts payable and other liabilities (including $601 and $1,016 at December 31, 2024 and 2023, respectively, to related parties)	32,105	11,866
Accrued interest	3,238	2,633
Deferred revenue	9,791	9,791
Total liabilities	230,532	206,973

Equity:
Shareholders' equity
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	61,161	61,638
Retained earnings	538,699	553,402
Total shareholders’ equity	601,823	617,003
Noncontrolling interest	200,447	199,508
Total equity	802,270	816,511
Total liabilities and equity	$1,032,802	$1,023,484

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Rental revenues (including $652, $882 and $931 for 2024, 2023 and 2022, respectively, from related parties)	$44,763	$47,023	$34,080
Other income	2,555	3,477	3,464
Total revenue	47,318	50,500	37,544
Expenses:
Property operating expenses (including $346, $366 and $433 for 2024, 2023 and 2022, respectively, from related parties)	27,063	27,896	18,339
Depreciation and amortization	12,276	13,646	9,686
General and administrative (including $3,871, $4,006 and $4,191 for 2024, 2023 and 2022, respectively, from related parties)	6,395	10,011	10,033
Advisory fee to related party	8,225	10,187	8,753
Total operating expenses	53,959	61,740	46,811
Net operating loss	(6,641)	(11,240)	(9,267)
Interest income (including $8,985, $13,260 and $15,600 for 2024, 2023 and 2022, respectively, from related parties)	19,973	26,847	26,559
Interest expense	(7,838)	(9,502)	(17,529)
Gain on foreign currency transactions	—	993	20,067
Loss on early extinguishment of debt	—	(1,710)	(2,805)
Equity in income from unconsolidated joint ventures	1,449	3,242	469,268
(Loss) gain on real estate transactions	(23,989)	(1,923)	87,132
Income tax provision	3,607	(1,456)	(98,108)
Net (loss) income	(13,439)	5,251	475,317
Net income attributable to noncontrolling interest	(1,264)	(1,283)	(101,968)
Net (loss) income applicable to the Company	$(14,703)	$3,968	$373,349
Earnings per share
Basic and diluted	$(0.91)	$0.25	$23.11
Weighted average common shares used in computing earnings per share
Basic and diluted	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2022	$1,801	$162	$62,090	$176,085	$240,138	$96,713	$336,851
Net income		—	—	373,349	373,349	101,968	475,317
Balance, December 31, 2022	1,801	162	62,090	549,434	613,487	198,681	812,168
Net income	—	—	—	3,968	3,968	1,283	5,251
Repurchase of treasury shares by IOR	—	—	—	—	—	(908)	(908)
Adjustment to noncontrolling interest	—	—	(452)	—	(452)	452	—
Balance, December 31, 2023	1,801	162	61,638	553,402	617,003	199,508	816,511
Net (loss) income	—	—	—	(14,703)	(14,703)	1,264	(13,439)
Repurchase of treasury shares by IOR	—	—	—	—	—	(802)	(802)
Adjustment to noncontrolling interest	—	—	(477)	—	(477)	477	—
Balance, December 31, 2024	$1,801	$162	$61,161	$538,699	$601,823	$200,447	$802,270
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flow From Operating Activities:
Net (loss) income	$(13,439)	$5,251	$475,317
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss (gain) on sale, remeasurement or write down of assets	23,989	1,923	(87,132)
Gain on foreign currency transactions	—	(993)	(20,067)
Loss on early debt extinguishment	—	1,710	2,805
Depreciation and amortization	12,533	14,571	13,111
Provision (recovery) for doubtful accounts	166	1,593	(3,284)
Equity in income from unconsolidated joint ventures	(1,449)	(3,242)	(469,268)
Distribution of income from unconsolidated joint ventures	1,263	—	5,200
Changes in assets and liabilities, net of acquisitions and dispositions:
Other assets	(6,872)	(10,273)	7,782
Related party receivables	(1,011)	(11,081)	(7,585)
Accrued interest payable	605	(1,719)	(1,318)
Accounts payable and other liabilities	(14,696)	(28,794)	39,053
Net cash provided by (used in) operating activities	1,089	(31,054)	(45,386)
Cash Flow From Investing Activities:
Collection of notes receivable	5,792	1,967	3,027
Originations and advances on notes receivable	—	(6,500)	(2,305)
Purchase of short-term investments	(59,097)	(91,007)	(277,641)
Redemption of short-terms investments	69,745	120,346	175,250
Development and renovation of real estate	(57,933)	(18,462)	(18,686)
Deferred leasing costs	(1,189)	(1,128)	(1,163)
Proceeds from sale of assets	1,342	188	44,591
Distributions from unconsolidated joint ventures	—	21,409	384,284
Net cash (used in) provided by investing activities	(41,340)	26,813	307,357
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	15,112	—	—
Payments on mortgages, other notes and bonds payable	(12,452)	(137,657)	(111,022)
Repurchase IOR shares	(802)	(908)	—
Debt extinguishment costs	—	(435)	(1,355)
Deferred financing costs	(199)	(20)	—
Net cash provided by (used in) financing activities	1,659	(139,020)	(112,377)
Net (decrease) increase in cash and cash equivalents	(38,592)	(143,261)	149,594
Cash and cash equivalents, beginning of year	79,067	222,328	72,734
Cash and cash equivalents, end of year	$40,475	$79,067	$222,328
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
At December 31, 2024, our property portfolio consisted of:
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,060,236 rentable square feet;
•Fourteen multifamily properties in operation, comprising 2,328 units;
•Four multifamily properties under development, comprising 906 units; and
•Approximately 1,804 acres of developed and undeveloped land.
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
Short-Term Investments
We account for our investment in corporate bonds and demand notes (collectively "debt securities") as held-to-maturity securities as we have the intent and the ability to hold these securities until maturity. Accordingly, our debt securities are carried at their amortized cost. The discount on these debt securities is amortized into interest income on a straight-line basis over the term of the underlying notes, which approximate the effective interest method.

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
An allowance for credit losses is recorded for all past due rents and operating expense reimbursements considered to be uncollectible.
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes cash balances held in escrow by financial institutions under the terms of certain secured notes payable and certain unsecured bonds payable.
Concentration of credit risk
We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation. At December 31, 2024 and 2023, the Company maintained balances in excess of the insured amount.

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
Comprehensive income (loss)
Net income and comprehensive income are the same for the years ended December 31, 2024, 2023 and 2022.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. Our adoption of this update in December 2024 did not have a material impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
3. Earnings Per Share
Earnings per share (“EPS”) has been computed by dividing net income available to common shares, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.
The following table provides our basic and diluted EPS calculation:

	For the Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(13,439)	$5,251	$475,317
Net income attributable to noncontrolling interest	(1,264)	(1,283)	(101,968)
Net (loss) income applicable to the Company	$(14,703)	$3,968	$373,349

Weighted-average common shares outstanding - basic and diluted	16,152,043	16,152,043	16,152,043
EPS attributable to common shares - basic and diluted	$(0.91)	$0.25	$23.11
4. Supplemental Cash Flows Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	For the Years Ended December 31,
	2024	2023	2022
Cash paid for interest	$6,353	$11,014	$22,211
Cash paid for income taxes	$3,403	$38,072	$55,288
Cash, cash equivalents and restricted cash - beginning of year
Cash and cash equivalents	$36,740	$113,445	$50,748
Restricted cash	42,327	108,883	21,986
	$79,067	$222,328	$72,734
Cash, cash equivalents and restricted cash - end of year
Cash and cash equivalents	$19,918	$36,740	$113,445
Restricted cash	20,557	42,327	108,883
	$40,475	$79,067	$222,328
Payment on mortgages, other notes and bonds payable
Mortgages and other notes payable	$12,452	$6,481	$67,263
Bonds payable	—	131,176	43,759
	$12,452	$137,657	$111,022

The following is a schedule of noncash investing and financing activities:

	For the Years Ended December 31,
	2024	2023	2022
Accrued development cost	$13,209	$1,664	$—
Property acquired in exchange for reduction of related party receivable	$—	$8,764	$—
Assets distributed from joint venture	$—	$—	$133,372
Liabilities assumed by joint venture	$—	$—	$72,143
Distribution from joint venture applied to Earn Out Obligation	$—	$—	$34,159

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
5. Operating Segments
Segment information is prepared on the same basis that our chief operating decision maker ("CODM") reviews information to assess performance and make resource allocation decisions. Our CODM is our President and Chief Executive Officer. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily properties ("Residential Segment") and (ii) the acquisition, ownership and management of commercial real estate properties ("Commercial Segment"). The services for our segments include property rentals and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, advisory fees, interest income and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.
The following table presents our profit by reportable segment:

	For the Years Ended December 31,
	2024	2023	2022
Residential Segment
Revenue	$34,103	$34,962	$19,601
Operating expenses	(18,252)	(17,749)	(9,524)
Profit from segment	15,851	17,213	10,077
Commercial Segment
Revenue	12,967	14,943	17,059
Operating expenses	(8,811)	(10,147)	(8,815)
Profit from segment	4,156	4,796	8,244
Total profit from segments	$20,007	$22,009	$18,321

The following table reconciles our profit by reportable segment to net income (loss):

	For the Years Ended December 31,
	2024	2023	2022
Profit from reportable segments	$20,007	$22,009	$18,321
Other non-segment items of income (expense)
Depreciation and amortization	(12,276)	(13,646)	(9,686)
General and administrative	(6,395)	(10,011)	(10,033)
Advisory fee to related party	(8,225)	(10,187)	(8,753)
Other income	248	595	884
Interest income	19,973	26,847	26,559
Interest expense	(7,838)	(9,502)	(17,529)
Gain on foreign currency transactions	—	993	20,067
Loss on early extinguishment of debt	—	(1,710)	(2,805)
Equity in income from unconsolidated joint ventures	1,449	3,242	469,268
(Loss) gain on real estate transactions	(23,989)	(1,923)	87,132
Income tax provision	3,607	(1,456)	(98,108)
Net (loss) income	$(13,439)	$5,251	$475,317

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The table below reconciles the segment information to the corresponding amounts in the consolidated balance sheets:

	December 31,
	2024	2023
Segment assets	$523,792	$462,419
Real estate	59,197	69,139
Investments in unconsolidated joint ventures	10,246	10,060
Notes receivable	138,349	144,142
Receivable from related parties	97,544	96,533
Cash, short-term investments and other non-segment assets	203,674	241,191
Total assets	$1,032,802	$1,023,484
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
The following table summarizes the components of rental revenue for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Fixed component	$43,676	$45,466	$32,163
Variable component	1,087	1,557	1,917
Total rental revenue	$44,763	$47,023	$34,080

The following table summarizes the future rental payments to us from under non-cancelable leases, which excludes multifamily properties, which typically have lease terms of one-year or less:

Year	Amount
2025	$11,709
2026	12,492
2027	12,439
2028	11,885
2029	9,654
Thereafter	20,988
Total	$79,167

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
7. Real Estate Activity
At December 31, 2024 and 2023, our real estate investment is comprised of the following:

	December 31,
	2024	2023
Land	$104,076	$104,156
Building and improvements	375,430	372,399
Tenant improvements	16,629	16,286
Construction in progress	140,046	76,110
Total cost	636,181	568,951
Less accumulated deprecation	(78,793)	(67,365)
Total real estate	$557,388	$501,586
Construction in progress consists of the development of Windmill Farms and the costs associated with our ground-up development projects.
Windmill Farms is a collection of freshwater districts ("Districts") in Kaufman County Texas that is being developed into single family lots, multifamily properties and retail properties. In connection with the project, we develop the infrastructure in Windmill Farms in order for the land to appreciate and to sell to home builders land units (“lots”) designated for residential construction of single family homes according to the land use. The infrastructure costs (See Note 11 – Other Assets) are reimbursed by the Districts through the issuance of municipal bonds in accordance with various indemnity agreements.
We currently have agreements to develop two parcels of land in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes for a total of $24,279. During 2024, we spent $3,616 on reimbursable infrastructure investments.
On March 15, 2023, we entered into a development agreement with Pillar to build a 240 unit multifamily property in Lake Wales, Florida ("Alera") that is expected to be completed in 2025 for a total cost of approximately $55,330. The cost of construction will be funded in part by a $33,000 construction loan (See Note 12 – Mortgages and Other Notes Payable). The development agreement provides for a $1,637 fee that will be paid to Pillar over the construction period. As of December 31, 2024, we have incurred a total of $36,583 in development costs, including $1,172 in development fees.
On November 6, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in McKinney, Texas ("Merano") that is expected to be completed in 2025 for a total cost of approximately $51,910. The cost of construction will be funded in part by a $25,407 construction loan (See Note 12 – Mortgages and Other Notes Payable). The development agreement provides for a $1,551 fee that will be paid to Pillar over the construction period. As of December 31, 2024, we have incurred a total of $24,828 in development costs, including $1,029 in development fees.
On December 15, 2023, we entered into a development agreement with Pillar to build a 216 unit multifamily property in Temple, Texas ("Bandera Ridge") that is expected to be completed in 2025 for a total cost of approximately $49,603. The cost of construction will be funded in part by a $23,500 construction loan (See Note 12 – Mortgages and Other Notes Payable). The development agreement provides for a $1,607 fee that will be paid to Pillar over the construction period. As of December 31, 2024, we have incurred a total of $26,273 in development costs, including $684 in development fees.
On October 21, 2024, we entered into a development agreement with Pillar to build a 234 unit multifamily property in Dallas, Texas ("Mountain Creek") that is expected to be completed in 2026 for a total cost of approximately $49,791. The cost of construction will be funded in part by a $27,500 construction loan (See Note 12 – Mortgages and Other Notes Payable). The development agreement provides for a $1,574 fee that will be paid to Pillar over the construction period. As of December 31, 2024, we have incurred a total of $5,037 in development costs.
We incurred depreciation expense of $11,662, $12,887 and $8,962 for the years ending December 31, 2024, 2023 and 2022, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Loss) gain on real estate transactions consists of the following:

	For the Year Ended December 31,
	2024	2023	2022
Land(1)	$1,095	$188	$4,752
Residential properties(2)	—	—	83,758
Commercial properties(3)	—	—	686
Other(4)	(25,084)	(2,111)	(2,064)
	$(23,989)	$(1,923)	$87,132

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
On November 1, 2022, we acquired control of the VAA Holdback Portfolio VAA (See Note 10 – Investment in Unconsolidated Joint Ventures), which resulted in a $73,187 gain on remeasurement of assets.
(3)On May 17, 2022, we sold Fruitland Park, a 6,722 square foot commercial building in Fruitland Park, Florida for $750, resulting in a gain on sale of $667. We used the proceeds from the sale for general corporate purposes.
(4)On October 31, 2024, we paid $23,400 to Clapper to resolve all claims related to real estate dispute (See Note 19 – Commitments and Contingencies). Other amounts include write-off of development costs.
8. Short-term Investments
The following is a summary of our short term investment as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Corporate bonds, at par value	$80,000	$90,000
Demand notes	325	1,484
	80,325	91,484
Less discount	(525)	(1,036)
	$79,800	$90,448
The average interest rate on the investments was 5.20% and 5.65% at December 31, 2024 and December 31, 2023, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
9. Notes Receivable
The following table summarizes our notes receivables at December 31, 2024 and 2023:

	Carrying Value		Interest Rate	Maturity Date
Borrower / Project	2024	2023
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/2026
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/2026
Autumn Breeze(1)	1,451	2,157	5.00%	7/1/2025
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/2026
Cascades at Spring Street(2)(3)	—	180	4.96%	6/30/2027
Dominion at Mercer Crossing(4)	6,167	6,354	8.50%	6/7/2028
Echo Station(2)(3)	10,120	10,305	4.96%	12/31/2032
Forest Pines(1)	6,472	6,472	5.00%	5/1/2027
Inwood on the Park(2)(3)	20,208	20,325	4.96%	6/30/2028
Kensington Park(2)(3)	6,994	10,262	4.96%	3/31/2027
Lake Shore Villas(2)(3)	5,855	6,000	4.96%	12/31/2032
Prospectus Endeavors	496	496	6.00%	10/23/2029
McKinney Ranch	3,926	3,926	6.00%	9/15/2029
Ocean Estates II(2)(3)	3,615	3,615	4.96%	5/31/2028
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/2026
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/2026
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/2023
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/2022
Phillips Foundation for Better Living, Inc.(2)	107	182	4.96%	3/31/2028
Plaza at Chase Oaks(2)(3)	11,772	11,772	4.96%	3/31/2028
Plum Tree(1)	1,478	1,767	5.00%	4/26/2026
Polk County Land	3,000	3,000	9.50%	6/30/2026
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/2026
Spartan Land	5,907	5,907	6.00%	1/16/2027
Spyglass of Ennis(1)	4,705	5,179	5.00%	11/1/2024
Steeple Crest(1)	6,358	6,498	5.00%	8/1/2026
Timbers at The Park(2)(3)	11,146	11,173	4.96%	12/31/2032
Tuscany Villas(2)(3)	1,548	1,548	4.96%	4/30/2027
	$138,349	$144,142
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
On June 17, 2022, we entered into an agreement to sell 45 properties (“VAA Sale Portfolio”) owned by VAA and one property owned by our SPC subsidiary. On September 16, 2022, VAA completed the sale of the VAA Sale Portfolio for $1,810,700, resulting in a gain on sale of $738,444 to the joint venture. In connection with sale, we received an initial distribution of $182,848 from VAA, which included the payment of the remaining balance of the Earn Out Obligation. On November 1, 2022, we received an additional distribution from VAA, which included the full operational control of the seven remaining properties ("VAA Holdback Portfolio") and a cash payment of $204,036. On March 23, 2023, we received $17,976 from VAA, which represented the remaining distribution of the proceeds from the sale of the VAA Sale Portfolio. We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments, investment in real estate, pay down our debt and for general corporate purposes.
We also have a 20% ownership interest in Gruppa Florentina, LLC ("Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.
11. Other Assets
At December 31, 2024 and 2023, our other assets are comprised of the following:

	December 31,
	2024	2023
Acquisition deposits	$17,642	$19,127
Windmill Farms infrastructure receivables (1)	52,700	49,084
Interest receivable	16,652	14,209
Tenant and other receivables	3,989	9,250
Prepaid expenses and other assets	12,312	7,904
Deferred tax assets	5,705	2,074
	$109,000	$101,648
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms (See Note 7 - Real Estate Activity). These costs are reimbursable through bonds issued by the municipality in accordance with underlying indemnity agreements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
12. Mortgages and Other Notes Payable
Below is a summary of our notes and interest payable as of December 31, 2024 and 2023:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	2024	2023
770 South Post Oak	$10,939	$11,187	4.36%	6/1/2025
Alera(1)	8,554	—	7.55%	3/15/2026
Blue Lake Villas	9,327	9,503	3.15%	11/1/2055
Blue Lake Villas Phase II	3,271	3,349	2.85%	6/1/2052
Chelsea	7,878	8,064	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(2)	6,421	6,988	7.50%	8/1/2031
Landing on Bayou Cane	14,162	14,442	3.52%	9/1/2053
Legacy at Pleasant Grove	12,381	12,716	3.55%	4/1/2048
New Concept Energy(5)	3,542	3,542	4.96%	9/30/2027
Northside on Travis	11,125	11,394	2.50%	2/1/2053
Parc at Denham Springs	16,048	16,399	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,419	15,608	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake	10,219	10,424	3.60%	3/1/2053
Villas at Bon Secour	18,798	19,205	3.08%	9/1/2031
Villas of Park West I(3)	8,983	9,181	3.04%	3/1/2053
Villas of Park West II(3)	8,158	8,334	3.18%	3/1/2053
Vista Ridge	9,342	9,512	4.00%	8/1/2053
Windmill Farms(4)	2,395	4,399	7.50%	2/28/2026
	$185,398	$182,683
(1)    On March 15, 2023, we entered into a $33,000 construction loan to finance the development of Alera (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on March 15, 2026, with two one-year extension options.
(2)    On July 10, 2024, we replaced the existing loan on the property with a $6,558 loan that bears interest at SOFR plus 2.15% and matures on August 1, 2031.
(3)    On November 1, 2022, we agreed to assume the mortgage note payable from our joint venture in connection with the acquisition of the underlying property (See Note 10 - Investment in Unconsolidated Joint Ventures) and obtained final lender approval of the assumption in 2024.
(4)    On February 8, 2024, we extended the maturity to February 28, 2026 at an interest rate of 7.50%.
(5)    On June 6, 2024, we extended the maturity of the loan to September 30, 2027 with an interest rate at SOFR.
As of December 31, 2024, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
On November 6, 2023, we entered into a $25,407 construction loan to finance the development of Merano (See Note 7 - Real Estate Activity) that bears interest at prime plus 0.25% and matures on November 6, 2028. As of December 31, 2024, no advances have been drawn on the loan.
On December 15, 2023, we entered into a $23,500 construction loan to finance the development of Bandera Ridge (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3% and matures on December 15, 2028. As of December 31, 2024, no advances have been drawn on the loan.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
On October 21, 2024, we entered into a $27,500 construction loan to finance the development Mountain Creek (See Note 7 - Real Estate Activity) that bears interest at SOFR plus 3.45% and matures on March 15, 2029. As of December 31, 2024, no advances have been drawn on the loan.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Alera, Bandera Ridge, Merano, Mountain Creek, Villas at Bon Secour and Windmill Farms.
Future principal payments due on our notes payable at December 31, 2024 are as follows:

Year	Amount
2025	$14,338
2026	12,124
2027	3,422
2028	3,488
2029	3,611
Thereafter	149,327
186,310
Deferred finance cost	(912)
$185,398
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
In connection with the Bonds, we incurred a gain on foreign currency transactions of $993, and $20,067, for the years ended December 31, 2023 and 2022, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
14. Related Party Transactions
We engage in certain business transactions with related parties, including but not limited to acquisitions and dispositions of real estate. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.
Pillar and Regis are wholly owned by affiliates of the MRHI, which indirectly owns approximately 90.8% of our common shares. Pillar is compensated for services in accordance with an Advisory Agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $652, $882 and $931 for the years ended December 31, 2024, 2023 and 2022, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $346, $366 and $433 for the years ended December 31, 2024, 2023 and 2022, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $3,871, $4,006 and $4,191 for the years ended December 31, 2024, 2023 and 2022, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $8,225, $10,187 and $8,753 for the years ended December 31, 2024, 2023 and 2022, respectively. Development fees paid to Pillar were $2,236 and $649 for the year ended December 31, 2024 and 2023, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on the UHF notes and the Pillar Receivable was $8,985, $13,260 and $15,600 for the years ended December 31, 2024, 2023 and 2022, respectively. Accrued interest on the UHF notes of $1,855 and $2,012 is included in other assets at December 31, 2024 and 2023, respectively.
15. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). At December 31, 2024, we owned 78.4% of TCI, which in turn owned 83.2% of IOR.
On December 16, 2024, TCI announced an offer ("Tender Offer") to purchase up to 100,000 shares of the outstanding common shares of IOR at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in TCI's acquisition of 21,678 shares for a total purchase price of $390 plus associated expenses. Upon completion of the Tender Offer, TCI's ownership in IOR was increased to 83.7%.
16. Stockholders' Equity
Dividends:
Our decision to declare dividends on common stock is determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2024, 2023, or 2022. Future dividends to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.

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
17. Deferred Income
In previous years, we sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method was not met, and as such we deferred the gain recognition and accounted for the transaction by applying the finance, deposit, installment or cost recovery methods, as appropriate. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of December 31, 2024, we had deferred gain of $9,791.
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
The (benefit) expense for income taxes consists of:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$(3,754)	$1,293	$77,374
State	147	163	7,710
Deferred and Other:
Federal	—	—	13,024
State	—	—	—
Total tax (benefit) expense	$(3,607)	$1,456	$98,108

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Years Ended December 31,
	2024	2023	2022
Income tax (benefit) expense at federal statutory rate	$(3,598)	$1,293	$118,940
State and local income taxes net of federal tax expense	147	163	7,705
Temporary tax differences
Change in valuation allowance	(156)	—	(28,537)
Reported tax (benefit) expense	$(3,607)	$1,456	$98,108
Effective tax rate	21.0%	23.6%	24.9%
We are subject to taxation in the United States and various states and foreign jurisdictions.  As of December 31, 2024, our tax years for 2021 through 2024 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2024, we are no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2021.
Components of the Net Deferred Tax Asset:

	December 31,
	2024	2023
Deferred tax asset:
Basis difference in fixed assets	$2,333	$1,952
Deferred gain and net operating loss carryforward	3,372	122
Net deferred tax asset	$5,705	$2,074
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
We had been engaged in litigation with David Clapper and entities related to Mr. Clapper (collectively, “Clapper") since 1999. The matter originally involved a transaction in 1998 in which we were to acquire eight multifamily properties from the Clapper. Through the years, several rulings, both for and against us, were issued with a range of settlement from zero to $148,000. On October 31, 2024, we executed a Settlement Agreement and General Release (the “Settlement Agreement”) and paid $23,400 to resolve all claims. On November 8, 2024, the court dismissed the case with prejudice.
We are defendants in litigation related to a property sale ("Nixdorf") that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a “Plaintiff take nothing” verdict in our favor. On January 7, 2025, the Fifth District Court of Appeals at Dallas reversed the trial court's judgement and remanded the case to the trial court. We intend to challenge the ruling by writ of mandamus.
20. Quarterly Results of Operations
The following is a tabulation of our quarterly results of operations for the years 2024 and 2023. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations.

	2024 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Revenues	$11,899	$11,773	$11,607	$12,039
Net operating loss	(1,517)	(1,277)	(2,063)	(1,784)
Net income (loss) attributable to the Company	1,751	1,167	(17,460)	(161)
EPS - basic and diluted	$0.11	$0.07	$(1.08)	$(0.01)

	2023 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Revenues	$11,688	$12,239	$12,526	$14,047
Net operating (loss) income	(3,086)	(3,859)	(2,104)	(2,191)
Net income (loss) attributable to the Company	2,978	125	2,988	(2,123)
EPS - basic and diluted	$0.18	$0.01	$0.18	$(0.13)
21. Subsequent Events
The date to which events occurring after December 31, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 20, 2025, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Year
Property/Location	Encumbrances	Land	Buildings		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Multifamily
Alera	$8,554	$—	$—	$36,583	$6,064	$30,519	$36,583	$—
Bandera Ridge	—	—	—	26,273	2,700	23,573	26,273	—
Blue Lake Villas	9,327	6,920	27,680	219	6,920	27,899	34,819	1,517	2002	2022
Blue Lake Villas Phase II	3,271	2,400	9,600	53	2,400	9,653	12,053	523	2004	2022
Chelsea	7,878	1,225	11,230	53	1,231	11,277	12,508	1,794	1999	2018
Forest Grove	6,421	1,440	10,234	64	1,440	10,298	11,738	1,191	2020	2020
Landing on Bayou Cane	14,162	2,011	18,255	122	2,011	18,377	20,388	2,421	2005	2018
Legacy at Pleasant Grove	12,381	2,005	18,109	116	2,033	18,197	20,230	5,127	2006	2018
Merano	—	—	—	24,828	4,500	20,328	24,828	—
Mountain Creek	—	—	—	5,037	3,510	1,527	5,037	—
Northside on Travis	11,125	7,160	28,640	14	7,160	28,654	35,814	1,552	2008	2022
Parc at Denham Springs	16,048	6,060	24,240	29	6,060	24,269	30,329	1,318	2007	2022
Parc at Denham Springs Phase II	15,419	1,505	16,975	—	1,505	16,975	18,480	2,186	2010	2009
Residences at Holland Lake	10,219	6,300	25,200	51	6,300	25,251	31,551	1,373	2004	2022
Villas at Bon Secour	18,798	2,715	15,385	87	2,715	15,472	18,187	2,491	2007	2018
Villas of Park West I	8,983	8,200	32,800	100	8,200	32,900	41,100	1,783	2005	2022
Villas of Park West II	8,158	6,860	27,440	22	6,860	27,462	34,322	1,487	2010	2022
Vista Ridge	9,342	1,339	13,398	6	1,339	13,404	14,743	3,957	2009	2018
	160,086	56,140	279,186	93,657	72,948	356,035	428,983	28,720
Commercial
770 South Post Oak	10,939	1,763	16,312	1,537	1,763	17,849	19,612	4,473	1970	2015
Browning Place	—	5,096	49,441	15,054	5,096	64,495	69,591	32,392	1984	2005
Stanford Center	—	20,278	25,876	3,749	20,278	29,625	49,903	13,208	2007	2008
Other	—	646	74	(98)	622	—	622	—
	10,939	27,783	91,703	20,242	27,759	111,969	139,728	50,073
Developed and Undeveloped Land
Mercer Crossing	—	2,999	—	(166)	2,833	—	2,833	—		2018
Windmill Farms	2,395	43,608	—	3,717	47,325	—	47,325	—		2006
Other	8,436	19,608	—	(2,296)	17,312	—	17,312	—
	10,831	66,215	—	1,255	67,470	—	67,470	—
	$181,856	$150,138	$370,889	$115,154	$168,177	$468,004	$636,181	$78,793

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2024

	2024	2023	2022
Reconciliation of Real Estate
Balance at January 1,	$568,951	$559,875	$359,296
Additions	69,145	29,474	240,018
Deductions	(1,915)	(20,398)	(39,439)
Balance at December 31,	$636,181	$568,951	$559,875

Reconciliation of Accumulated Depreciation
Balance at January 1,	$67,365	$66,054	$62,933
Additions	11,662	12,887	8,962
Deductions	(234)	(11,576)	(5,841)
Balance at December 31,	$78,793	$67,365	$66,054

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31, 2024

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
ABC Land and Development, Inc.	9.50%	6/30/2026	No payments until maturity	$—	$4,408	$4,408
ABC Paradise, LLC	9.50%	6/30/2026	No payments until maturity	—	1,210	1,210
Autumn Breeze	5.00%	7/1/2025	No payments until maturity or conversion	23,878	1,451	1,451
Bellwether Ridge	5.00%	11/1/2026	No payments until maturity or conversion	17,363	3,798	3,798
Dominion at Mercer Crossing	8.50%	6/7/2028	No payments until maturity	38,077	6,167	6,167
Echo Station	4.96%	12/31/2032	Payments from excess property cash flows	12,936	10,120	10,120
Forest Pines	5.00%	5/1/2027	No payments until maturity or conversion	25,329	6,472	6,472
Inwood on the Park	4.96%	6/30/2028	Payments from excess property cash flows	24,889	20,208	20,208
Kensington Park	4.96%	3/31/2027	Payments from excess property cash flows	14,896	6,994	6,994
Lake Shore Villas	4.96%	12/31/2032	Payments from excess property cash flows	25,076	5,855	5,855
Prospectus Endeavors	6.00%	10/23/2029	No payments until maturity	—	496	496
McKinney Ranch	6.00%	9/15/2029	No payments until maturity	—	3,926	3,926
Ocean Estates II	4.96%	5/31/2028	Payments from excess property cash flows	1,642	3,615	3,615
One Realco Land Holding, Inc.	9.50%	6/30/2026	No payments until maturity	—	1,728	1,728
Parc at Ingleside	5.00%	11/1/2026	No payments until maturity or conversion	24,200	3,759	3,759
Parc at Opelika Phase II	10.00%	1/13/2023	No payments until maturity or conversion	22,367	3,190	3,190
Parc at Windmill Farms	5.00%	11/1/2022	No payments until maturity or conversion	34,237	7,886	7,886
Phillips Foundation for Better Living, Inc.	4.96%	3/31/2028	Payments from excess property cash flows	—	107	107
Plaza at Chase Oaks	4.96%	3/31/2028	Payments from excess property cash flows	8,658	11,772	11,772
Plum Tree	5.00%	4/26/2026	No payments until maturity or conversion	17,104	1,478	1,478
Polk County Land	9.50%	6/30/2026	No payments until maturity	—	3,000	3,000
Riverview on the Park Land, LLC	9.50%	6/30/2026	No payments until maturity	—	1,045	1,045
Spartan Land	6.00%	1/16/2027	No payments until maturity	—	5,907	5,907
Spyglass of Ennis	5.00%	11/1/2024	No payments until maturity or conversion	21,908	4,705	4,705
Steeple Crest	5.00%	8/1/2026	No payments until maturity or conversion	10,806	6,358	6,358
Timbers at The Park	4.96%	12/31/2032	Payments from excess property cash flows	12,879	11,146	11,146
Tuscany Villas	4.96%	4/30/2027	Payments from excess property cash flows	1,451	1,548	1,548
				$337,696	$138,349	$138,349

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31,

	2024	2023	2022
Balance at January 1,	$144,142	$139,609	$136,607
Additions	—	6,500	4,653
Deductions	(5,793)	(1,967)	(1,651)
Balance at December 31,	$138,349	$144,142	$139,609

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2024.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Not applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The affairs of the Company are managed by our Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.
An objective is for a majority of our Board to be independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange ("NYSE") listing rules. The independence guidelines are set forth in our “Corporate Governance Guidelines”. The text of this document has been posted on our website at www.americanrealtyinvest.com ("Investor Relations Website") and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.
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
HENRY A. BUTLER, age 74, Director, Independent, since November 2005 and Chairman of the Board since May 2009
Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since November 2005 and Chairman of the Board since May 2009. He also served as Chairman of the Board since May 2009 and as a Director since November 2005 of TCI, and Chairman of the Board since May 2011 and a Director since February 2011 of IOR.

WILLIAM J. HOGAN, age 67, Director, Independent, since February 2020
Retired (since December 31, 2020); Registered Representative and Investment Advisor Representative from January 2013 to December 2020 by Cetera Advisor Networks LLC, a general securities and investment advisory firm, with an office in San Antonio, Texas. From November 2009 through December 2012, Mr. Hogan was a registered representative, employed by Financial Network Investment Corp. in San Antonio, Texas. He holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Agent State Law) and Series 65 (Investment Advisor) licenses issued by Financial Industry Regulatory Authority (“FINRA”). Mr. Hogan has also served as a Director of TCI since February 2020.
ROBERT A. JAKUSZEWSKI, age 62, Director, Independent, since November 2005
Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has also served as a Director of TCI since November 2005 and a Director of IOR since March 2004.
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
TED R. MUNSELLE, age 69, Director, Independent, since February 2004
Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. He has also served as Director of TCI since February 2004 and Director of IOR since May 2009. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.
Board Meetings and Committees
The Board of Directors held six meetings during 2024. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
William J. Hogan	X	X	X
Robert A. Jakuszewski	X	Chair	X
Fernando V. Lara Celis	X	X	Chair
Ted R. Munselle	Chair	X	X
Audit Committee
The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations website (www.americanrealtyinvest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Mr. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2024.
Governance and Nominating Committee
The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee is available on our Investor Relations Website. The Governance and Nominating Committee met two times during 2024.
Compensation Committee
The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2024.
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
The day following the annual meeting of stockholders held December 11, 2024 for all stockholders of record dated November 8, 2024, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2025.

Determination of Directors' Independence
Our Corporate Governance Guidelines ("Guidelines") meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.
Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2024 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.
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
ERIK L. JOHNSON, 57
Mr. Johnson has served as President and Chief Executive Officer of the Company since May 2024. Previously, he served as the Interim Chief Executive Officer from April 2023 and as Executive Vice President and Chief Financial Officer from August 2020. Prior to joining the Company, he served as Vice President of Financial Reporting at Macerich (NYSE: MAC) and has served as the Chief Accounting Officer of North American Scientific, Inc. He began his career as an auditor with PricewaterhouseCoopers and is a CPA. Mr. Johnson also serves as President and Chief Executive Officer of Pillar, TCI and IOR.
LOUIS J. CORNA, 77
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
ALLA DZYUBA, 47
Mrs. Dzyuba has served as the Senior Vice President and Chief Accounting Officer of the Company since July 2019. She also serves as Senior Vice President and Chief Accounting Officer of Pillar, TCI and IOR. Mrs. Dzyuba has over twenty-one years of real estate accounting and financial reporting experience, including six years of broker-dealer regulatory reporting experience.

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
Compliance with Section 16(a) of the Exchange Act
Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2024. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC. In December 2021, the Board of Directors adopted the Company's Insider Trading Policy, a copy of which is available on our website at www.americanrealtyinvest.com, at Investor Relations.
The Advisor
Pillar has been our Advisor and Cash Manager since April 30, 2011 in accordance with an Advisory Agreement and a Cash Management Agreement. On May 7, 2024, the Advisory Agreement was amended and restated to clarify and revised several separate fees into a single gross asset value fee and a net income fee plus certain specified allocated reimbursements. The Amended Agreement, did not change any duties or responsibilities of either Pillar or the Company.
Although the Board of Directors is directly responsible for managing the affairs of the Company, and for setting the policies which guide it, our day-to-day operations are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to asset management, accounting, legal, capital market, administrative and executive services. Capital market services include locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with our business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and IOR.
Pillar is a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole stockholder of which is MRHI, a Delaware corporation, the sole stockholder of which is a trust known as the May Trust. The beneficiaries of the May Trust are the children of the late Gene E. Phillips.
Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments. Pillar is required to report quarterly to the Board on the Company's performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.
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
The Advisory Agreement provides for Pillar to be responsible for our day-to-day operations and to receive, as compensation for basic management and advisory services, a gross asset fee ("GAV Fee") of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and excludes any receivables from the Advisor. In addition, Pillar receives an annual net income fee ("Net Income Fee") equal to 7.5% of our adjusted net income, which is defined as our net income before the effect of income tax and interest on any receivables from the Advisor. The GAV Fee and the Net Income Fee are collectively referred to herein as the Advisory Fee.

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
We do not have any employees and rely upon Pillar for employee related services, including but not limited to asset management, legal services, accounting services, capital markets, administrative and executive services. We reimburse the Advisor on a monthly basis, for our pro-rata portion (as reasonably agreed to between the Advisor and a majority of the Company’s Independent Directors) of all expenses related to (i) employment of the Advisor’s personnel who are actively engaged in the services to the Company (“Service Employees”) and (ii) the reasonable travel and other out-of-pocket costs of the Service Employees. Such expenses shall include, but are not limited to, salary, wages, payroll taxes and the cost of employee benefit plans.
We have entered into Development Agreements on certain ground-up development projects for Pillar to provide development and construction management services. These agreements provide for a development fee of 4% of the hard cost associated with the project and are paid out over the construction period.
We have a Cash Management Agreement with Pillar that provides that all of our funds are delivered to Pillar which has a deposit liability to us and is responsible for payment of all payables and investment of all excess funds which earned interest at the Secured Overnight Financing Rate ("SOFR"), as set quarterly on the first day of each calendar quarter. Borrowings for our benefit bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. We believe that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.
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
As advisor, Pillar is a fiduciary of our public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. Refer to Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.
Pillar may assign the Advisory Agreement with our prior consent.
The principal executive officers of Pillar are set forth below:

Name	Officers
Erik L. Johnson	President and Chief Executive Officer
Louis J. Corna	Executive Vice President and Secretary
Gina H. Kay	Executive Vice President and Chief Accounting Officer
Mr. Johnson is one of two directors of Pillar.
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
During the year ended December 31, 2024, $90,238 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $9,738; William J. Hogan, $20,000; Robert A. Jakuszewski, $20,000; Fernando V. Lara Celis, $20,000; and Ted R. Munselle, $20,500.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 19, 2025.

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
**    Percentage is based upon 16,152,043 shares of Common stock outstanding at March 19, 2025.
RAI is a wholly owned subsidiary of MRHI, which is wholly owned by The May Trust. The beneficiaries of The May Trust are the children of the late Gene E. Phillips.

Security Ownership of Management.
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 19, 2025.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Henry A. Butler	—	—%
Louis J. Corna	—	—%
Alla Dzyuba	—	—%
William J. Hogan	—	—%
Robert A. Jakuszewski	—	—%
Erik L. Johnson	—	—%
Fernando V. Lara Celis	—	—%
Ted R. Munselle	—	—%
All Directors and Executive Officers as a group (8 individuals)	—	—%
*    Beneficial Ownership” means the sole power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**    Percentages are based upon 16,152,043 shares of Common Stock outstanding at March 19, 2025.

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
All of our directors also serve as Directors of TCI, and with the exception of Mr. Hogan, serve as Directors of IOR. Our executive officers also serve as executive officers of TCI and IOR. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. TCI and IOR have the same relationship with Pillar, as does the Company.
Regis manages three of our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages in accordance with the terms of its property-level management agreement.
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
In 2024, we paid Pillar advisory fees of $8.2 million and cost reimbursements of $3.9 million and paid Regis property management fees of $0.3 million.
In connection with our ongoing development projects, we paid development fees of $2.9 million to Pillar in 2024. In addition, we acquired land parcels in connection with these projects in 2024 at aggregate appraised values of $6.2 million from Pillar.
As of December 31, 2024, we had notes and interest receivables of $71.4 million and $1.9 million, respectively, due from related parties. Refer to Note 9 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $3.8 million, received $4.0 million principal payments and received interest payments of $3.9 million from these related party notes receivables.
We received rental revenue of $0.7 million for the year ended December 31, 2024 for office space leased to Pillar and Regis.
From time to time, we have made advances and/or borrowings to/from Pillar in accordance with our Cash Management Agreement. These borrowings bear interest at SOFR, as set quarterly on the first day of each calendar quarter. At December 31, 2024, we had a receivable from related parties of $97.5 million and recognized interest income of $5.2 million during the current period.
Director Independence
See “Determination of Director Independence” under Item 10 above to which reference is made.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
For the years ended December 31, 2024 and 2023, we were billed by Farmer, Fuqua and Huff, L.P. for services in the following categories:
Audit Fees.Fees for audit services were $122,625 and $118,125 for the years ended December 31, 2024 and 2023, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.
Tax Fees. No fees for tax services were paid for the years ended December 31, 2024 and 2023. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.
Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2024 and 2023.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.
All Other Fees. No other fees were paid for the years ended December 31, 2024 and 2023. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.
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
The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2024 and 2023 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1.Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Notes to Financial Statements
2.Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation
Schedule IV—Mortgage Loan Receivables on Real Estate
(b)Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
3.1	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Amended and Restated Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, Inc., dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 7, 2024).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

19*	Insider Trading Policy

21.1 *	Subsidiaries of the Registrant.

31.1 *	Section 302 Certification of Erik L. Johnson, Chief Executive Officer.

31.2*	Section 302 Certification of Alla Dzyuba, Chief Accounting Officer.

32.1 *	Section 906 Certifications of Erik L. Johnson and Alla Dzyuba.

Exhibit Number	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
ITEM 16.    FORM 10-K SUMMARY
Optional and not included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Dated: March 20, 2025	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 20, 2025
Henry A. Butler

/s/ WILLIAM J. HOGAN	Director	March 20, 2025
William J. Hogan

/s/ ROBERT A. JAKUSZEWSKI	Director	March 20, 2025
Robert A. Jakuszewski

/s/ FERNANDO V. LARA CELIS	Director	March 20, 2025
Fernando V. Lara Celis

/s/ TED R. MUNSELLE	Director	March 20, 2025
Ted R. Munselle

/s/ ERIK L. JOHNSON	President and Chief Executive Officer	March 20, 2025
Erik L. Johnson	(Principal Executive Officer)

/s/ ALLA DZYUBA	Senior Vice President and Chief Accounting Officer	March 20, 2025
Alla Dzyuba	(Principal Financial Officer)