Form 10-Q
period 2025-03-31
AMERICAN REALTY INVESTORS INC
filed 2025-05-08
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 8, 2025, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Real estate	$582,232	$557,388
Cash and cash equivalents	13,800	19,918
Restricted cash	18,237	20,557
Short-term investments	74,859	79,800
Notes receivable (including $69,966 and $71,365 at March 31, 2025 and December 31, 2024, respectively, from related parties)	136,684	138,349
Investment in unconsolidated joint ventures	10,088	10,246
Receivable from related party	98,983	97,544
Other assets (including $992 and $1,855 at March 31, 2025 and December 31, 2024, respectively, from related parties)	110,116	109,000
Total assets	$1,044,999	$1,032,802
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$201,695	$185,398
Accounts payable and other liabilities (including $29 and $601 at March 31, 2025 and December 31, 2024, respectively, from related parties)	24,670	32,105
Accrued interest	3,289	3,238
Deferred revenue	9,791	9,791
Total liabilities	239,445	230,532
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	61,279	61,161
Retained earnings	541,664	538,699
Total shareholders' equity	604,906	601,823
Noncontrolling interests	200,648	200,447
Total equity	805,554	802,270
Total liabilities and equity	$1,044,999	$1,032,802
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental revenues (including $145 and $178 for the three months ended March 31, 2025 and 2024, respectively, from related parties)	$11,427	$11,279
Other income	581	620
Total revenue	12,008	11,899
Expenses:
Property operating expenses (including $86 and $80 for the three months ended March 31, 2025 and 2024, respectively, from related parties)	5,977	6,634
Depreciation and amortization	2,883	3,172
General and administrative (including $1,002 and $934 for the three months ended March 31, 2025 and 2024, respectively, from related parties)	1,492	1,408
Advisory fee to related party	2,469	2,202
Total operating expenses	12,821	13,416
Net operating loss	(813)	(1,517)
Interest income (including $1,899 and $2,298 for the three months ended March 31, 2025 and 2024, respectively, from related parties)	4,010	5,733
Interest expense	(1,820)	(1,922)
Equity in income from unconsolidated joint ventures	(159)	483
Gain on real estate transactions	3,891	—
Income tax provision	(1,146)	(475)
Net income	3,963	2,302
Net income attributable to noncontrolling interests	(998)	(551)
Net income attributable to common shares	$2,965	$1,751

Earnings per share - basic and diluted	$0.18	$0.11
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended March 31, 2025
Balance, January 1, 2025	$1,801	$162	$61,161	$538,699	$601,823	$200,447	$802,270
Net income	—	—	—	2,965	2,965	998	3,963
Repurchase of treasury shares by IOR	—	—	—	—	—	(679)	(679)
Adjustment to noncontrolling interest	—	—	118	—	118	(118)	—
Balance, March 31, 2025	$1,801	$162	$61,279	$541,664	$604,906	$200,648	$805,554
Three Months Ended March 31, 2024
Balance, January 1, 2024	$1,801	$162	$61,638	$553,402	$617,003	$199,508	$816,511
Net income	—	—	—	1,751	1,751	551	2,302
Repurchase of treasury shares by IOR	—	—	—	—	—	(587)	(587)
Adjustment to noncontrolling interest	—	—	26	—	26	(26)	—
Balance, March 31, 2024	$1,801	$162	$61,664	$555,153	$618,780	$199,446	$818,226
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flow From Operating Activities:
Net income	$3,963	$2,302
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on real estate transactions	(3,891)	—
Depreciation and amortization	2,901	3,185
(Recovery) provision of bad debts	(25)	29
Equity in income from unconsolidated joint ventures	159	(483)
Changes in assets and liabilities:
Other assets	(1,762)	1,359
Related party receivable	(1,439)	(464)
Accrued interest	51	142
Accounts payable and other liabilities	(7,365)	(2,203)
Net cash (used in) provided by operating activities	(7,408)	3,867
Cash Flow From Investing Activities:
Collection of notes receivable	1,664	3,005
Purchase of short-term investments	(16,266)	(17,399)
Redemption and/or maturity of short-term investments	21,207	31,694
Development and renovation of real estate	(26,445)	(5,726)
Deferred leasing costs	(290)	—
Proceeds from sale of assets	3,500	—
Net cash (used in) provided by investing activities	(16,630)	11,574
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	17,131	—
Payments on mortgages, other notes and bonds payable	(852)	(858)
Repurchase of IOR shares	(679)	(587)
Deferred financing costs	—	(11)
Net cash provided by (used in) financing activities	15,600	(1,456)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,438)	13,985
Cash, cash equivalents and restricted cash, beginning of period	40,475	79,067
Cash, cash equivalents and restricted cash, end of period	$32,037	$93,052
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
At March 31, 2025, our portfolio of properties consisted of:
●     Four office buildings comprising in aggregate of approximately 1,060,236 square feet;
●    Fourteen multifamily properties, owned directly by us, comprising of 2,328 units;
●    Four multifamily properties in development comprising in 906 units; and
●    Approximately 1,797 acres of developed and undeveloped land.
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
The consolidated balance sheet at December 31, 2024 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended March 31,
	2025	2024
Net income	$3,963	$2,302
Net income attributable to noncontrolling interests	(998)	(551)
Net income attributable to common shares	$2,965	$1,751

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$0.18	$0.11

4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$1,587	$1,597
Cash paid for taxes	3,206	—
Cash - beginning of period
Cash and cash equivalents	$19,918	$36,740
Restricted cash	20,557	42,327
	$40,475	$79,067
Cash - end of period
Cash and cash equivalents	$13,800	$54,700
Restricted cash	18,237	38,352
	$32,037	$93,052
The following is a schedule of noncash investing and financing activities:

	Three Months Ended March 31,
	2025	2024
Accrued development costs	$13,880	$1,571

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
5.    Operating Segments
Segment information is prepared on the same basis that our chief operating decision maker ("CODM") reviews information to assess performance and make resource allocation decisions. Our CODM is our President and Chief Executive Officer. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily properties ("Residential Segment") and (ii) the acquisition, ownership and management of commercial real estate properties ("Commercial Segment"). The services for our segments include rental of property and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, advisory fees, interest income and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.
The following table presents our reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Multifamily Segment
Revenues	$8,764	$8,510
Operating expenses	(4,040)	(4,219)
Profit from segment	4,724	4,291
Commercial Segment
Revenues	3,244	3,389
Operating expenses	(1,937)	(2,415)
Profit from segment	1,307	974
Total profit from segments	$6,031	$5,265
The table below reflects the reconciliation of total profit from segments to net income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total profit from segments	$6,031	$5,265
Other non-segment items of income (expense)
Depreciation and amortization	(2,883)	(3,172)
General and administrative	(1,492)	(1,408)
Advisory fee to related party	(2,469)	(2,202)
Interest income	4,010	5,733
Interest expense	(1,820)	(1,922)
Income from unconsolidated joint ventures	(159)	483
Gain on real estate transactions	3,891	—
Income tax provision	(1,146)	(475)
Net income	$3,963	$2,302

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
The following table summarizes the components of our rental revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Fixed component	$11,162	$10,999
Variable component	265	280
	$11,427	$11,279
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2025	$11,726
2026	12,478
2027	12,366
2028	11,569
2029	8,886
Thereafter	19,356
$76,381
7.    Real Estate Activity
Below is a summary of our real estate as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Land	$104,076	$104,076
Building and improvements	375,487	375,430
Tenant improvements	17,784	16,629
Construction in progress	166,399	140,046
Total cost	663,746	636,181
Less accumulated depreciation	(81,514)	(78,793)
Total real estate	$582,232	$557,388
We incurred depreciation expense of $2,721 and $3,018 for the three months ended March 31, 2025 and 2024, respectively.
Construction Activities
Construction in progress consists of the development of Windmill Farms and the costs associated with our ground-up development projects.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Windmill Farms is a collection of freshwater districts ("Districts") in Kaufman County Texas that is being developed into single family lots, multifamily properties and retail properties. In connection with the project, we develop the infrastructure in Windmill Farms in order for the land to appreciate and to sell land units (“lots”) to home builders for construction of single family homes. We receive reimbursement of the infrastructure costs ("District Receivables") through the issuance of municipal bonds by the Districts. As of March 31, 2025, we have $55,211 in District Receivables included in other assets (See Note 11 – Other Assets) and $47,361 of land lot development costs included in construction in progress.
We have entered into several development agreements with Pillar (See Note 13 – Related Party Transactions) to develop multifamily properties. Each of these development projects is being funded in part by a construction loan (See Note 12 – Mortgages and Other Notes Payable). The following is a summary of construction costs incurred as of March 31, 2025:
The following is a summary of construction costs (dollars in thousands) incurred as of March 31, 2025:

Project	Units	Location	Total Project Cost	Costs Incurred	Expected Completion Date
Alera	240	Lake Wales, FL	$55,330	$43,901	December 2025
Bandera Ridge	216	Temple, TX	49,603	35,692	November 2025
Merano	216	McKinney, TX	51,910	34,323	November 2025
Mountain Creek	234	Dallas, TX	49,971	5,122	October 2026
	906		$206,814	$119,038

Sale of assets
Gain on sale or write-down of assets, net for the three months ended March 31, 2025 and 2024 consists of the following:

	Three Months Ended March 31,
	2025	2024
Land (1)	$3,145	$—
Other	746	—
Total	$3,891	$—
(1)Includes the gain on dispositions of land from our investment in Windmill Farms and other land holdings.
8.    Short-term Investments
The following is a summary of our short term investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Corporate bonds, at par value	$75,000	$80,000
Demand notes	329	325
	75,329	80,325
Less discount	(470)	(525)
	$74,859	$79,800
The average interest rate on the investments was 4.92% and 5.20% at March 31, 2025 and December 31, 2024, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of March 31, 2025 and December 31, 2024:

	Carrying value
Property/Borrower	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	1,300	1,451	5.00%	7/1/25
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Dominion at Mercer Crossing(2)	6,167	6,167	8.50%	6/7/28
Echo Station(3)(4)	10,120	10,120	4.49%	12/31/32
Forest Pines(1)	6,472	6,472	5.00%	5/1/27
Inwood on the Park(3)(4)	20,208	20,208	4.49%	6/30/28
Kensington Park(3)(4)	6,169	6,994	4.49%	3/31/27
Lake Shore Villas(3)(4)	5,518	5,855	4.49%	12/31/32
Prospectus Endeavors	496	496	6.00%	10/23/29
McKinney Ranch	3,926	3,926	6.00%	9/15/29
Ocean Estates II(3)(4)	3,615	3,615	4.49%	5/31/28
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(3)	20	107	4.49%	3/31/28
Plaza at Chase Oaks(3)(4)	11,622	11,772	4.49%	3/31/28
Plum Tree(1)	1,390	1,478	5.00%	4/26/26
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	6.00%	1/16/27
Spyglass of Ennis(1)	4,705	4,705	5.00%	11/1/24
Steeple Crest(1)	6,331	6,358	5.00%	8/1/26
Timbers at The Park(3)(4)	11,146	11,146	4.49%	12/31/32
Tuscany Villas(3)(4)	1,548	1,548	4.49%	4/30/27
	$136,684	$138,349
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying property, and is collateralized by the underlying property.
(2)The note bears interest at prime plus 1.0%.
(3)    The borrower is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable.
(4)    Principal and interest payments on the notes from Unified Housing Foundation, Inc. (“UHF”) are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes. The notes bear interest at the Secured Overnight Financing Rate ("SOFR") in effect on the last day of the preceding calendar quarter.
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
We used our share of the proceeds from the sale of the VAA Sale Portfolio to invest in short-term investments and real estate, pay down our debt and for general corporate purposes. The joint venture was dissolved in 2024.
Gruppa Florentina, LLC
We own a 20% interest in Gruppa Florentina, LLC ("Milano"), which operates 34 pizza parlors and 2 grill restaurants. Milano also has 25 franchise locations. The restaurants are primarily located in Central and Northern California.
11.    Other Assets
At March 31, 2025 and December 31, 2024, our other assets are comprised of the following:

	March 31, 2025	December 31, 2024
Acquisition deposits	$15,409	$17,642
District receivables (1)	55,211	52,700
Interest receivable (2)	16,466	16,652
Tenant and other receivables	3,996	3,989
Prepaid expenses and other assets	15,447	12,312
Deferred tax assets	3,587	5,705
	$110,116	$109,000
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms. We receive reimbursement for these costs through the issuance of municipal bonds by the Districts (See Note 7 - Real Estate Activity).
(2)    Includes $992 and $1,855 at March 31, 2025 and December 31, 2024, respectively, related to notes receivable from UHF (See Note 9 - Notes Receivable).

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
12.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of March 31, 2025 and December 31, 2024:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	March 31, 2025	December 31, 2024
770 South Post Oak(1)	$10,872	$10,939	4.36%	6/1/2025
Alera(2)	12,020	8,554	7.41%	3/15/2026
Bandera Ridge(3)	5,348	—	7.41%	12/15/2028
Blue Lake Villas	9,282	9,327	3.15%	11/1/2055
Blue Lake Villas Phase II	3,252	3,271	2.85%	6/1/2052
Chelsea	7,831	7,878	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(4)	6,426	6,421	6.56%	8/1/2031
Landing on Bayou Cane	14,090	14,162	3.52%	9/1/2053
Legacy at Pleasant Grove	12,295	12,381	3.55%	4/1/2048
Merano(5)	8,317	—	7.75%	11/6/2028
New Concept Energy(7)	3,542	3,542	4.49%	9/30/2027
Northside on Travis	11,056	11,125	2.50%	2/1/2053
Parc at Denham Springs	15,958	16,048	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,371	15,419	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake	10,167	10,219	3.60%	3/1/2053
Villas at Bon Secour	18,692	18,798	3.08%	9/1/2031
Villas of Park West I	8,933	8,983	3.04%	3/1/2053
Villas of Park West II	8,113	8,158	3.18%	3/1/2053
Vista Ridge	9,299	9,342	4.00%	8/1/2053
Windmill Farms(6)	2,395	2,395	7.50%	2/28/2026
	$201,695	$185,398

(1)    We expect to repay the loan at maturity with cash on hand.
(2)    The construction loan allows borrowings up to $33,000 to finance the development of Alera (See Note 7 - Real Estate Activity), bears interest at SOFR plus 3% and matures on March 15, 2026, with two one-year extension options.
(3)    The construction loan allows borrowings up to $23,500 construction loan to finance the development of Bandera Ridge (See Note 7 - Real Estate Activity), bears interest at SOFR plus 3% and matures on December 15, 2028.
(4)    The loan that bears interest at SOFR plus 2.15% and matures on August 1, 2031.
(5)    The construction loan allows borrowings up to $25,407 to finance the development of Merano (See Note 7 - Real Estate Activity), bears interest at prime plus 0.25% and matures on November 6, 2028.
(6)    On February 8, 2024, we extended the maturity to February 28, 2026 at an interest rate of 7.50%.
(7)    The loan bears interest at SOFR.
We have a construction loan to build Mountain Creek (See Note 7 - Real Estate Activity) that allows for borrowings of up to $27,500, bears interest at SOFR plus 3.45% and matures on March 15, 2029. As of March 31, 2025, we have not borrowed on the loan.
As of March 31, 2025, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender requires us to lock the surplus cash flow of the property into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
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
Rental income includes $145 and $178 for the three months ended March 31, 2025 and 2024, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $86 and $80 for the three months ended March 31, 2025 and 2024, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,002 and $934 for the three months ended March 31, 2025 and 2024, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,469 and $2,202 for the three months ended March 31, 2025 and 2024, respectively. Development fees paid to Pillar were $730 and $388 for the three months ended March 31, 2025 and 2024, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest at SOFR as of the last day of the preceding calendar quarter. Interest income on the UHF notes and the Pillar Receivable was $1,899 and $2,298 for the three months ended March 31, 2025 and 2024, respectively.
14. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR").
On December 16, 2024, TCI announced an offer ("Tender Offer") to purchase up to 100,000 shares of the outstanding common shares of IOR at a price of $18 per share, subject to certain conditions. Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR. The Tender Offer was completed on January 29, 2025, which resulted in the acquisition of 21,678 shares for a total cost of $454. In addition, TCI purchased an additional 12,680 common share of IOR in the market during the three months ended March 31, 2025 for a total cost of $225.
We owned 78.4% of TCI at March 31, 2025 and December 31, 2024, which in turn owned 84.0% and 83.2% of IOR as of March 31, 2025 and December 31, 2024, respectively.

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
As of March 31, 2025 and December 31, 2024, we had deferred gain of $9,791.
16. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, TCI and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. The following table summarizes our income tax provision:

	Three Months Ended March 31,
	2025	2024
Current	$(972)	$475
Deferred	2,118	—
	$1,146	$475
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
We are defendants in litigation related to a property sale ("Nixdorf") that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a “Plaintiff take nothing” verdict in our favor. On January 7, 2025, the Fifth District Court of Appeals at Dallas reversed the trial court's judgement and remanded the case to the trial court. We filed a Petition for Writ of Mandamus on February 24, 2025 to challenge the entry of the new trial order and are awaiting the appellate court's ruling.
18. Subsequent Events
The date to which events occurring after March 31, 2025, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 8, 2025, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
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
•On March 25, 2025, we received $3.5 million in proceeds from the condemnation settlement that provided for the conveyance of 11.2 acres from our holdings in Windmill Farms, resulting in a gain on sale of $3.1 million.

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

Development Activities
Our development activities include the development of Windmill Farms and the construction of four multifamily properties.
Windmill Farms is a collection of freshwater districts ("Districts") in Kaufman County Texas that is being developed into single family lots, multifamily properties and retail properties. In connection with the project, we develop the infrastructure in Windmill Farms in order for the land to appreciate and to sell land units (“lots”) to home builders for construction of single family homes. We receive reimbursement of the infrastructure costs ("District Receivables") through the issuance of municipal bonds by the Districts. As of March 31, 2025, we have $55.2 million in District Receivables.
We have entered into development agreements with Pillar to develop multifamily properties. Each of these development projects is being funded in part by a construction loan.

The following is a summary of construction costs (dollars in thousands) incurred as of March 31, 2025:

Project	Units	Location	Total Project Cost	Costs Incurred	Expected Completion Date
Alera	240	Lake Wales, FL	$55,330	$43,901	December 2025
Bandera Ridge	216	Temple, TX	49,603	35,692	November 2025
Merano	216	McKinney, TX	51,910	34,323	November 2025
Mountain Creek	234	Dallas, TX	49,971	5,122	October 2026
	906		$206,814	$119,038
During the three months ended March 31, 2025, we incurred $26.3 million in development costs, which were funded in part by $17.1 million in borrowing from our construction loans.
Other Developments
On October 31, 2024, we executed a Settlement Agreement and General Release (the “Settlement Agreement”) covering litigation that was instituted by David M. Clapper and related entities (collectively “Clapper”) in the U.S. District Court for the Northern District of Texas regarding a 1998 multifamily property transaction. In connection with the Settlement Agreement we paid Clapper $23.4 million.
On December 16, 2024, TCI announced an offer ("Tender Offer") to purchase up to 100,000 shares of the outstanding common shares of IOR at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in TCI's acquisition of 21,678 shares for a total cost of $0.5 million.
As provided in amendment number 31 to the Schedule 13D that TCI filed with the SEC subsequent to the completion of the Tender Offer, if the appropriate opportunity exists at attractive prices, TCI may acquire additional shares of IOR. During the three months ended March 31, 2025, TCI purchased an additional 12,680 common share of IOR in the market for a total cost of $0.2 million.
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
For purposes of the discussion below, we define "Same Properties" as all of our properties with the exception of those properties that have been recently constructed or leased-up (“Redevelopment Property”), properties that have recently been acquired ("Acquisition Properties") and properties that have been disposed ("Disposition Properties"). A developed property is considered leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially leased-up and in operation for the entirety of both periods of the comparison. There were no Acquisition Properties, Development Activities or Disposition Properties for the comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024.

The following table (dollars in thousands) summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Variance
Multifamily Segment
Revenue	$8,764	$8,510	$254
Operating expenses	(4,040)	(4,219)	179
	4,724	4,291	433
Commercial Segment
Revenue	3,244	3,389	(145)
Operating expenses	(1,937)	(2,415)	478
	1,307	974	333
Segment profit	6,031	5,265	766
Other non-segment items of income (expense)
Depreciation and amortization	(2,883)	(3,172)	289
General, administrative and advisory	(3,961)	(3,610)	(351)
Interest income, net	2,190	3,811	(1,621)
Gain on real estate transactions	3,891	—	3,891
Income from joint ventures	(159)	483	(642)
Other expense	(1,146)	(475)	(671)
Net income	$3,963	$2,302	$1,661

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024:
Our $1.7 million increase in net income is primarily attributed to the following:
•The increase in profit from the multifamily segment is primarily due to an increase in rents and the increase in profit from the commercial segment is primarily due to a decrease in the cost of insurance and property taxes.
•The $1.6 million decrease in interest income, net is due to a $1.7 million decrease in interest income offset in part by a $0.1 million decrease in interest expense. The decrease in interest income is primarily due to a decrease in the average balance of our short term investments and interest rates.
•The increase in gain on sale of assets is primarily due to the $3.1 million condemnation settlement in 2025 (See "Acquisitions and Dispositions" in Management's Overview).
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
We anticipate that our cash and cash equivalents as of March 31, 2025, along with cash that will be generated from notes related party receivables and investment in cash equivalents and short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Variance
Net cash (used in) provided by operating activities	$(7,408)	$3,867	$(11,275)
Net cash (used in) provided by investing activities	$(16,630)	$11,574	$(28,204)
Net cash provided by (used in) financing activities	$15,600	$(1,456)	$17,056
The $11.3 million increase in cash used in operating activities is primarily due to a $5.2 million decrease in accounts payable and other liabilities and the $3.1 million increase in other assets.
The $28.2 million increase in cash used in investing activities is primarily due to the $20.7 million increase in development and renovation of real estate and the $9.4 million increase in net redemption of short-term investments. The increase in development and renovation of real estate relates to the construction of Alera, Bandera Ridge and Merano. The increase in net redemption of short-term investments was due to the increase in funding of the development and renovation of real estate.
The $17.1 million increase in cash provided by financing activities was due to the borrowings on our construction loans in connection with the development of Alera, Bandera Ridge and Merano.

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
The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three months ended March 31, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended March 31,
	2025	2024
Net income attributable to the Company	$2,965	$1,751
Depreciation and amortization	2,883	3,172
Gain on real estate transactions	(3,891)	—
Gain on sale of land	3,145	—
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	60	53
FFO-Basic and Diluted	$5,162	$4,976
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Optional and not included.

ITEM 4.    CONTROLS AND PROCEDURES
Based on an evaluation by our management (with the participation of our Principal Executive Officer and our Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Financial Officer, to allow timely decisions regarding required disclosures.
There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None
ITEM 1A    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the 2024 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2024 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the three months ended March 31, 2025. As of March 31, 2025, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: May 8, 2025	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer