Form 10-Q
period 2025-09-30
AMERICAN REALTY INVESTORS INC
filed 2025-11-06
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 6, 2025, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Real estate	$612,109	$557,388
Cash and cash equivalents	11,962	19,918
Restricted cash	17,743	20,557
Short-term investments	70,797	79,800
Notes receivable (including $67,349 and $71,365 at September 30, 2025 and December 31, 2024, respectively, from related parties)	133,559	138,349
Investment in unconsolidated joint ventures	10,223	10,246
Receivable from related party	98,654	97,544
Other assets (including $755 and $1,855 at September 30, 2025 and December 31, 2024, respectively, from related parties)	140,975	109,000
Total assets	$1,096,022	$1,032,802
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$227,028	$185,398
Accounts payable and other liabilities (including $29 and $601 at September 30, 2025 and December 31, 2024, respectively, from related parties)	47,328	32,105
Accrued interest	3,495	3,238
Deferred revenue	9,791	9,791
Total liabilities	287,642	230,532
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 900,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	61,191	61,161
Retained earnings	544,620	538,699
Total shareholders' equity	607,774	601,823
Noncontrolling interests	200,606	200,447
Total equity	808,380	802,270
Total liabilities and equity	$1,096,022	$1,032,802
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental revenues (including $146 and $159 for the three months ended September 30, 2025 and 2024, respectively, and $435 and $495 for the nine months ended September 30, 2025 and 2024, respectively, from related parties)	$11,919	$11,074	$34,856	$33,541
Other income	916	533	2,147	1,738
Total revenue	12,835	11,607	37,003	35,279
Expenses:
Property operating expenses (including $90 and $87 for the three months ended September 30, 2025 and 2024, respectively, and $264 and $253 for the nine months ended September 30, 2025 and 2024, respectively, from related parties)	7,550	6,989	20,062	20,247
Depreciation and amortization	2,936	3,120	8,881	9,429
General and administrative (including $997 and $899 for the three months ended September 30, 2025 and 2024, respectively, and $3,056 and $2,748 for the nine months ended September 30, 2025 and 2024, respectively, from related parties)	1,719	1,590	4,745	4,550
Advisory fee to related party	2,203	1,971	6,714	5,910
Total operating expenses	14,408	13,670	40,402	40,136
Net operating loss	(1,573)	(2,063)	(3,399)	(4,857)
Interest income (including $1,891 and $2,299 for the three months ended September 30, 2025 and 2024, respectively, and $5,682 and $6,872 for the nine months ended September 30, 2025 and 2024, respectively, from related parties)	4,099	5,506	11,462	16,033
Interest expense	(1,691)	(2,123)	(5,288)	(5,958)
Equity in income (loss) from unconsolidated joint ventures	116	423	(24)	1,407
Gain (loss) on real estate transactions	755	(23,400)	5,593	(23,400)
Income tax provision	(1,386)	4,641	(1,197)	3,552
Net income (loss)	320	(17,016)	7,147	(13,223)
Net income attributable to noncontrolling interests	(191)	(444)	(1,226)	(1,319)
Net income (loss) attributable to common shares	$129	$(17,460)	$5,921	$(14,542)

Earnings per share - basic and diluted	$0.01	$(1.08)	$0.37	$(0.90)
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended September 30, 2025
Balance, July 1, 2025	$1,801	$162	$61,317	$544,491	$607,771	$200,301	$808,072
Net income	—	—	—	129	129	191	320
Purchase of IOR shares	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest	—	—	(126)	—	(126)	126	—
Balance, September 30, 2025	$1,801	$162	$61,191	$544,620	$607,774	$200,606	$808,380
Three Months Ended September 30, 2024
Balance, July 1, 2024	$1,801	$162	$61,664	$556,320	$619,947	$199,770	$819,717
Net (loss) income	—	—	—	(17,460)	(17,460)	444	(17,016)
Repurchase of treasury shares by IOR	—	—	—	—	—	(215)	(215)
Adjustment to noncontrolling interest	—	—	(315)	—	(315)	315	—
Balance, September 30, 2024	$1,801	$162	$61,349	$538,860	$602,172	$200,314	$802,486
Nine Months Ended September 30, 2025
Balance, January 1, 2025	$1,801	$162	$61,161	$538,699	$601,823	$200,447	$802,270
Net income	—	—	—	5,921	5,921	1,226	7,147
Purchase of IOR shares	—	—	—	—	—	(1,037)	(1,037)
Adjustment to noncontrolling interest	—	—	30	—	30	(30)	—
Balance, September 30, 2025	$1,801	$162	$61,191	$544,620	$607,774	$200,606	$808,380
Nine Months Ended September 30, 2024
Balance, January 1, 2024	$1,801	$162	$61,638	$553,402	$617,003	$199,508	$816,511
Net (loss) income	—	—	—	(14,542)	(14,542)	1,319	(13,223)
Repurchase of treasury shares by IOR	—	—	—	—	—	(802)	(802)
Adjustment to noncontrolling interest	—	—	(289)	—	(289)	289	—
Balance, September 30, 2024	$1,801	$162	$61,349	$538,860	$602,172	$200,314	$802,486
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flow From Operating Activities:
Net income (loss)	$7,147	$(13,223)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Gain) loss on real estate transactions	(5,593)	23,400
Depreciation and amortization	8,928	9,668
Provision of bad debts	121	112
Equity in income from unconsolidated joint ventures	24	(1,407)
Distribution of income from unconsolidated joint ventures	—	841
Changes in assets and liabilities:
Other assets	(7,714)	(6,398)
Related party receivable	(1,110)	(1,176)
Accrued interest	257	449
Accounts payable and other liabilities	(4,411)	4,593
Net cash (used in) provided by operating activities	(2,351)	16,859
Cash Flow From Investing Activities:
Collection of notes receivable	4,789	5,792
Purchase of short-term investments	(55,957)	(58,019)
Redemption and/or maturity of short-term investments	64,960	56,415
Development and renovation of real estate	(68,151)	(30,956)
Deferred leasing costs	(444)	(130)
Proceeds from sale of assets	5,838	—
Net cash used in investing activities	(48,965)	(26,898)
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	54,881	10,708
Payments on mortgages and other notes payable	(13,298)	(9,614)
Purchase of IOR shares	(1,037)	(802)
Deferred financing costs	—	(199)
Net cash provided by financing activities	40,546	93
Net decrease in cash, cash equivalents and restricted cash	(10,770)	(9,946)
Cash, cash equivalents and restricted cash, beginning of period	40,475	79,067
Cash, cash equivalents and restricted cash, end of period	$29,705	$69,121
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
At September 30, 2025, our portfolio of properties consisted of:
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
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$320	$(17,016)	$7,147	$(13,223)
Net income attributable to noncontrolling interests	(191)	(444)	(1,226)	(1,319)
Net income (loss) attributable to common shares	$129	$(17,460)	$5,921	$(14,542)

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$0.01	$(1.08)	$0.37	$(0.90)

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest	$4,496	$4,808
Cash paid for taxes	2,176	3,398
Cash - beginning of period
Cash and cash equivalents	$19,918	$36,740
Restricted cash	20,557	42,327
	$40,475	$79,067
Cash - end of period
Cash and cash equivalents	$11,962	$39,533
Restricted cash	17,743	29,588
	$29,705	$69,121
The following is a schedule of noncash investing and financing activities:

	Nine Months Ended September 30,
	2025	2024
Accrued development costs	$7,803	$5,360

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
The following table presents our reportable segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Multifamily Segment
Revenues	$8,528	$8,266	$25,785	$25,451
Segment expenses
Property tax and insurance	(2,679)	(2,424)	(7,736)	(7,830)
Repairs and maintenance	(1,248)	(1,230)	(2,874)	(2,865)
Other property expenses	(1,182)	(988)	(3,070)	(2,663)
NOI from multifamily segment	3,419	3,624	12,105	12,093
Commercial Segment
Revenues	4,307	3,341	11,218	9,828
Segment expenses
Property tax and insurance	(803)	(827)	(2,035)	(2,769)
Repairs and maintenance	(625)	(341)	(1,267)	(941)
Other property expenses	(1,013)	(1,179)	(3,080)	(3,179)
NOI from commercial segment	1,866	994	4,836	2,939
Total NOI from segments	$5,285	$4,618	$16,941	$15,032
The table below reflects the reconciliation of NOI to net income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total NOI from segments	$5,285	$4,618	$16,941	$15,032
Other non-segment items of income (expense)
Depreciation and amortization	(2,936)	(3,120)	(8,881)	(9,429)
General and administrative	(1,719)	(1,590)	(4,745)	(4,550)
Advisory fee to related party	(2,203)	(1,971)	(6,714)	(5,910)
Interest income	4,099	5,506	11,462	16,033
Interest expense	(1,691)	(2,123)	(5,288)	(5,958)
Income from unconsolidated joint ventures	116	423	(24)	1,407
Gain (loss) on real estate transactions	755	(23,400)	5,593	(23,400)
Income tax provision	(1,386)	4,641	(1,197)	3,552
Net income (loss)	$320	$(17,016)	$7,147	$(13,223)

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
The following table summarizes the components of our rental revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed component	$11,329	$10,841	$33,723	$32,667
Variable component	590	233	1,133	874
	$11,919	$11,074	$34,856	$33,541
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2025	$14,143
2026	14,017
2027	13,237
2028	11,134
2029	8,629
Thereafter	18,928
$80,088
7.    Real Estate Activity
Below is a summary of our real estate as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Land	$104,316	$104,076
Building and improvements	375,822	375,430
Tenant improvements	20,136	16,629
Construction in progress	198,985	140,046
Total cost	699,259	636,181
Less accumulated depreciation	(87,150)	(78,793)
Total real estate	$612,109	$557,388
We incurred depreciation expense of $2,756 and $2,966 for the three months ended September 30, 2025 and 2024, respectively, $8,357 and $8,970 for the nine months ended September 30, 2025 and 2024, respectively.
Construction Activities
Construction in progress consists of the development of Windmill Farms and the costs associated with our ground-up development projects.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Windmill Farms is a collection of freshwater districts ("Districts") in Kaufman County Texas that is being developed into single family lots, multifamily properties and retail properties. In connection with the project, we develop the infrastructure in Windmill Farms in order for the land to appreciate and to sell land units (“lots”) to home builders for construction of single family homes. We receive reimbursement of the infrastructure costs ("District Receivables") through the issuance of municipal bonds by the Districts. As of September 30, 2025, we have $55,657 in District Receivables included in other assets (See Note 11 – Other Assets) and $47,066 of land lot development costs included in construction in progress.
We have entered into several development agreements with Pillar (See Note 13 – Related Party Transactions) to develop multifamily properties. Each of these development projects is being funded in part by a construction loan (See Note 12 – Mortgages and Other Notes Payable).
The following is a summary of construction costs incurred as of September 30, 2025:

Project	Units	Location	Total Project Cost	Costs Incurred	Expected Completion Date
Alera	240	Lake Wales, FL	$55,330	$53,292	December 2025
Bandera Ridge	216	Temple, TX	49,603	45,232	November 2025
Merano	216	McKinney, TX	51,910	47,577	November 2025
Mountain Creek	234	Dallas, TX	49,971	5,818	June 2027
	906		$206,814	$151,919
Gain (loss) on real estate transactions
Gain (loss) on real estate transactions for the three and nine months ended September 30, 2025 and 2024 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Land (1)	$755	$—	$4,847	$—
Other (2)	—	(23,400)	746	(23,400)
Total	$755	$(23,400)	$5,593	$(23,400)
(1)Includes the gain on dispositions of land from our investment in Windmill Farms and other land holdings.
(2)On October 31, 2024, we paid $23,400 to resolve all claims and disputes with David Clapper and entities related to Mr. Clapper (collectively, “Clapper"). These claims originally involved a transaction in 1998 in which we were to acquire eight multifamily properties from Clapper. We accrued the settlement during the three and nine months ended September 30, 2024.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
8.    Short-term Investments
The following is a summary of our short term investment as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Corporate bonds, at par value	$58,035	$80,000
Demand notes	12,965	325
	71,000	80,325
Less discount	(203)	(525)
	$70,797	$79,800
The average interest rate on the investments was 4.99% and 5.20% at September 30, 2025 and December 31, 2024, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Notes Receivable
The following table summarizes our notes receivable as of September 30, 2025 and December 31, 2024:

	Carrying value
Property/Borrower	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	1,043	1,451	5.00%	7/1/28
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Dominion at Mercer Crossing(2)	6,167	6,167	8.25%	6/7/28
Echo Station(3)(4)	9,881	10,120	4.45%	12/31/32
Forest Pines(1)	6,472	6,472	5.00%	5/1/27
Inwood on the Park(3)(4)	19,985	20,208	4.45%	6/30/28
Kensington Park(3)(4)	5,196	6,994	4.45%	3/31/27
Lake Shore Villas(3)(4)	4,852	5,855	4.45%	12/31/32
Prospectus Endeavors	496	496	6.00%	10/23/29
McKinney Ranch	3,926	3,926	6.00%	9/15/29
Ocean Estates II(3)(4)	3,591	3,615	4.45%	5/31/28
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(3)	—	107
Plaza at Chase Oaks(3)(4)	11,303	11,772	4.45%	3/31/28
Plum Tree(1)	1,240	1,478	5.00%	8/17/28
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	6.00%	1/16/27
Spyglass of Ennis(1)	4,705	4,705	5.00%	11/1/28
Steeple Crest(1)	6,230	6,358	5.00%	8/1/26
Timbers at The Park(3)(4)	11,072	11,146	4.45%	12/31/32
Tuscany Villas(3)(4)	1,469	1,548	4.45%	4/30/27
	$133,559	$138,349
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
11.    Other Assets
At September 30, 2025 and December 31, 2024, our other assets are comprised of the following:

	September 30, 2025	December 31, 2024
Acquisition deposits	$15,229	$15,824
District receivables (1)	55,657	54,518
Interest receivable (2)	17,252	16,652
Tenant and other receivables	4,686	3,989
Prepaid expenses and other assets	9,125	12,312
Income tax receivable	37,217	—
Deferred tax assets	1,809	5,705
	$140,975	$109,000
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms. We receive reimbursement for these costs through the issuance of municipal bonds by the Districts (See Note 7 - Real Estate Activity).
(2)    Includes $755 and $1,855 at September 30, 2025 and December 31, 2024, respectively, related to notes receivable from UHF (See Note 9 - Notes Receivable).

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
12.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of September 30, 2025 and December 31, 2024:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	September 30, 2025	December 31, 2024
770 South Post Oak(1)	$—	$10,939
Alera(2)	27,489	8,554	7.24%	3/15/2026
Bandera Ridge(3)	15,903	—	7.24%	12/15/2028
Blue Lake Villas	9,192	9,327	3.15%	11/1/2055
Blue Lake Villas Phase II	3,212	3,271	2.85%	6/1/2052
Chelsea	7,734	7,878	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(4)	6,436	6,421	6.39%	8/1/2031
Landing on Bayou Cane	13,946	14,162	3.52%	9/1/2053
Legacy at Pleasant Grove	12,122	12,381	3.55%	4/1/2048
Merano(5)	20,045	—	7.50%	11/6/2028
New Concept Energy(7)	3,542	3,542	4.45%	9/30/2027
Northside on Travis	10,919	11,125	2.50%	2/1/2053
Parc at Denham Springs	15,776	16,048	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,273	15,419	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake	10,060	10,219	3.60%	3/1/2053
Villas at Bon Secour(6)	18,484	18,798	3.08%	9/1/2031
Villas of Park West I	8,831	8,983	3.04%	3/1/2053
Villas of Park West II	8,023	8,158	3.18%	3/1/2053
Vista Ridge	9,211	9,342	4.00%	8/1/2053
Windmill Farms	2,394	2,395	7.50%	2/28/2026
	$227,028	$185,398

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
(6)    On October 10, 2025, the loan was paid off in connection with the sale of the underlying property (See Note 18 - Subsequent Events).
(7)    The loan bears interest at SOFR.
We have a construction loan to build Mountain Creek (See Note 7 - Real Estate Activity) that allows for borrowings of up to $27,500, bears interest at SOFR plus 3.45% and matures on March 15, 2029. As of September 30, 2025, we have not borrowed on the loan.
As of September 30, 2025, we were in compliance with all of our loans covenants.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Alera, Bandera Ridge, Merano, Mountain Creek and Windmill Farms.

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
Rental income includes $146 and $159 for the three months ended September 30, 2025 and 2024, respectively, and $435 and $495 for the nine months ended September 30, 2025 and 2024, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $90 and $87 for the three months ended September 30, 2025 and 2024, respectively, and $264 and $253 for the nine months ended September 30, 2025 and 2024, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $997 and $899 for the three months ended September 30, 2025 and 2024, respectively, and $3,056 and $2,748 for the nine months ended September 30, 2025 and 2024, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,203 and $1,971 for the three months ended September 30, 2025 and 2024, respectively, and $6,714 and $5,910 for the nine months ended September 30, 2025 and 2024, respectively. Development fees paid to Pillar were $47 and $525 for the three months ended September 30, 2025 and 2024, respectively, and $1,265 and $1,501 for the nine months ended September 30, 2025 and 2024, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest at SOFR as of the last day of the preceding calendar quarter. Interest income on the UHF notes and the Pillar Receivable was $1,891 and $2,299 for the three months ended September 30, 2025 and 2024, respectively, and $5,682 and $6,872 for the nine months ended September 30, 2025 and 2024, respectively.
14. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR").
On December 16, 2024, TCI announced an offer ("Tender Offer") to purchase up to 100,000 shares of the outstanding common shares of IOR at a price of $18 per share, subject to certain conditions. Shares of IOR are listed on the NYSE American stock exchange under the symbol of IOR. The Tender Offer was completed on January 29, 2025, which resulted in the acquisition of 21,678 shares for a total cost of $454. In addition, TCI purchased an additional 32,845 common share of IOR in the market during the nine months ended September 30, 2025 for a total cost of $583.
We owned 78.4% of TCI at September 30, 2025 and December 31, 2024, which in turn owned 84.5% and 83.2% of IOR as of September 30, 2025 and December 31, 2024, respectively.

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
As of September 30, 2025 and December 31, 2024, we had deferred gain of $9,791.
16. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, TCI and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%. The following table summarizes our income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current	$1,128	$48	$1,512	$1,137
Deferred	258	(4,689)	(315)	(4,689)
	$1,386	$(4,641)	$1,197	$(3,552)
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
We are defendants in litigation related to a property sale ("Nixdorf") that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a “Plaintiff take nothing” verdict in our favor. On January 7, 2025, the Fifth District Court of Appeals at Dallas reversed the trial court's judgment and remanded the case to the trial court. We filed a Petition for Writ of Mandamus on February 24, 2025 to challenge the entry of the new trial order and are awaiting the appellate court's ruling.
18. Subsequent Events
On October 10, 2025, we sold Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, for $28,000. We used the proceeds from the sale to pay off the $18,767 loan on the property (See Note 12 - Mortgages and Other Notes Payable) and for general corporate purposes.
The date to which events occurring after September 30, 2025, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 6, 2025, which is the date on which the consolidated financial statements were available to be issued.

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
•During the nine months ended September 30, 2025, we sold 51 lots from our holdings in Windmill Farms for $2.3 million, resulting in a gain on sale of $1.8 million.
•On October 10, 2025, we sold Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, for $28.0 million (See "Financing Activities").

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
•On October 21, 2024, we entered into a $27.5 million construction loan to finance the development of Mountain Creek (See "Development Activities") that bears interest at SOFR plus 3.45% and matures on June 17, 2027.
•On May 30, 2025, we paid off the $10.8 million loan on 770 South Post Oak with cash on hand.
•On October 10, 2025, we paid off the $18.8 million loan on Villas at Bon Secour in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
Development Activities
Our development activities include the development of Windmill Farms and the construction of four multifamily properties.
Windmill Farms is a collection of freshwater districts ("Districts") in Kaufman County Texas that is being developed into single family lots, multifamily properties and retail properties. In connection with the project, we develop the infrastructure in Windmill Farms in order for the land to appreciate and to sell land units (“lots”) to home builders for construction of single family homes. We receive reimbursement of the infrastructure costs ("District Receivables") through the issuance of municipal bonds by the Districts. As of September 30, 2025, we have $55.7 million in District Receivables.
We have entered into development agreements with Pillar to develop multifamily properties. Each of these development projects is being funded in part by a construction loan.

The following is a summary of construction costs (dollars in thousands) incurred as of September 30, 2025:

Project	Units	Location	Total Projected Cost	Costs Incurred	Expected Completion Date
Alera	240	Lake Wales, FL	$55,330	$53,292	December 2025
Bandera Ridge	216	Temple, TX	49,603	45,232	November 2025
Merano	216	McKinney, TX	51,910	47,577	November 2025
Mountain Creek	234	Dallas, TX	49,971	5,818	June 2027
	906		$206,814	$151,919
During the nine months ended September 30, 2025, we incurred $59.2 million in development costs, which were funded in part by $54.9 million in borrowing from our construction loans. All four of these development projects are garden style apartments, which allows for construction to be completed in phases. During the three months ended September 30, 2025, we received our initial tranche of completed units from Alera, Bandera Ridge and Merano, which allows us to start the lease-up process.
Other Developments
On October 31, 2024, we executed a Settlement Agreement and General Release (the “Settlement Agreement”) covering litigation that was instituted by David M. Clapper and related entities (collectively “Clapper”) in the U.S. District Court for the Northern District of Texas regarding a 1998 multifamily property transaction. In connection with the Settlement Agreement we paid Clapper $23.4 million, which we accrued during the three and nine months ended September 30, 2024..
On December 16, 2024, TCI announced an offer ("Tender Offer") to purchase up to 100,000 shares of the outstanding common shares of IOR at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in TCI's acquisition of 21,678 shares for a total cost of $0.5 million.
As provided in amendment number 31 to the Schedule 13D that TCI filed with the SEC subsequent to the completion of the Tender Offer, if the appropriate opportunity exists at attractive prices, TCI may acquire additional shares of IOR. During the nine months ended September 30, 2025, TCI purchased an additional 32,845 common share of IOR in the market for a total cost of $0.6 million.
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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting our properties described above, including those related to the Development Properties, the Acquisition Properties and the Disposition Properties (each as defined below).
For purposes of the discussion below, we define "Same Properties" as all of our properties with the exception of those properties that have been recently constructed or leased-up (“Development Properties”), properties that have recently been acquired ("Acquisition Properties") and properties that have been disposed ("Disposition Properties"). A developed property is considered leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially leased-up and in operation for the entirety of both periods of the comparison. The Development Activities for the comparison of the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024 were Alera, Bandera Ridge and Merano (See "Development Activities" in Management's Overview). There were no Acquisition Properties or Disposition Properties for the comparison of the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024.

The following table (dollars in thousands) summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
Multifamily Segment
Revenue	$8,528	$8,266	$262	$25,785	$25,451	$334
Operating expenses	(5,109)	(4,642)	(467)	(13,680)	(13,358)	(322)
	3,419	3,624	(205)	12,105	12,093	12
Commercial Segment
Revenue	4,307	3,341	966	11,218	9,828	1,390
Operating expenses	(2,441)	(2,347)	(94)	(6,382)	(6,889)	507
	1,866	994	872	4,836	2,939	1,897
Segment operating income ("NOI")	5,285	4,618	667	16,941	15,032	1,909
Other non-segment items of income (expense)
Depreciation and amortization	(2,936)	(3,120)	184	(8,881)	(9,429)	548
General, administrative and advisory	(3,922)	(3,561)	(361)	(11,459)	(10,460)	(999)
Interest income, net	2,408	3,383	(975)	6,174	10,075	(3,901)
Gain (loss) on real estate transactions	755	(23,400)	24,155	5,593	(23,400)	28,993
Income from joint ventures	116	423	(307)	(24)	1,407	(1,431)
Other income (expense)	(1,386)	4,641	(6,027)	(1,197)	3,552	(4,749)
Net income (loss)	$320	$(17,016)	$17,336	$7,147	$(13,223)	$20,370

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024:
Our $17.3 million increase in net income is primarily attributed to the following:
•The $0.2 million decrease in multifamily NOI is due to a $0.4 million decrease from the Development Properties offset in part by a $0.2 million increase from the Same Properties.
•The $0.9 million increase in NOI from our commercial segment is primarily due to an increase in occupancy at Stanford Center.
•The $1.0 million decrease in interest income, net is due to a $1.4 million decrease in interest income offset in part by a $0.4 million decrease in interest expense. The decrease in interest income was primarily due to a decrease in funds available for investments and a decline in interest rates. Our decrease in interest expense is primarily due to the pay off of the loan on 770 South Post Oak in 2025 and refinancing Forest Grove in 2024.
•The $24.2 million decrease in loss on real estate transaction is primarily due to the $23.4 million settlement of the Clapper matter in 2024 (See "Other Developments" in Management's Overview).
•The increase in other income, net is primarily due to an increase in income tax benefit as a result of the sale of the VAA Portfolio in 2022.
Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024:
Our $20.4 million increase in net income is primarily attributed to the following:
•Our multifamily segment had a $0.4 million increase in NOI from Same Properties that was offset by a $0.4 million decrease from our Development Properties.
•The $1.4 million increase in NOI from our commercial segment is primarily due to an increase in occupancy at Stanford Center.
•The $3.9 million decrease in interest income, net is due to a $4.6 million decrease in interest income offset in part by a $0.7 million decrease in interest expense. The decrease in interest income was primarily due to a decrease in funds available for investments and a decline in interest rates. Our decrease in interest expense is primarily due to the pay off of the loan on 770 South Post Oak in 2025 and refinancing Forest Grove in 2024.
•The $29.0 million decrease in loss on real estate transaction is primarily due to the $23.4 million settlement of the Clapper matter in 2024 (See "Other Developments" in Management's Overview).
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
We anticipate that our cash and cash equivalents as of September 30, 2025, along with cash that will be generated from notes related party receivables and investment in cash equivalents and short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Variance
Net cash (used in) provided by operating activities	$(2,351)	$16,859	$(19,210)
Net cash used in investing activities	$(48,965)	$(26,898)	$(22,067)
Net cash provided by financing activities	$40,546	$93	$40,453
The $19.2 million increase in cash used in operating activities is primarily due to a $1.3 million increase in other assets, a $9.0 million decrease in accounts payable and other liabilities, a decrease in interest income and an increase in our tax provision.
The $22.1 million increase in cash used in investing activities is primarily due to the $37.2 million increase in development and renovation of real estate offset in part by the $10.6 million increase in net redemption of short-term investments and a $5.8 million increase in proceeds from the real estate transactions. The increase in development and renovation of real estate relates to the construction of development projects (See "Development Activities" in Management's Overview). The increase in net redemption of short-term investments was to provide additional funds for the development and renovation of real estate and the repayment of the mortgage on 770 South Post Oak in 2025.
The $40.5 million increase in cash provided by financing activities was due to the $44.2 million increase in borrowings on our construction loans in connection with our development projects (See "Development Activities" in Management's Overview) offset in part by a $3.7 million increase in payments of mortgages and other notes payable (See "Financing Activities" in Management's Overview).
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

The following table reconciles net income attributable to the Company to FFO and FFO adjusted for the three and nine months ended September 30, 2025 and 2024 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shares	$129	$(17,460)	$5,921	$(14,542)
Depreciation and amortization	2,936	3,120	8,881	9,429
(Gain) loss on real estate transactions	(755)	23,400	(5,593)	23,400
Gain on sale of land	755	—	4,847	—
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	90	68	239	206
FFO-Basic and Diluted	$3,155	$9,128	$14,295	$18,493

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the nine months ended September 30, 2025. As of September 30, 2025, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: November 6, 2025	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer