Form 10-K
period 2025-12-31
AMERICAN REALTY INVESTORS INC
filed 2026-03-12
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No   ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $20.5 million as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
As of March 10, 2026, there were 16,152,043 shares of common stock outstanding.
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
Corporate Structure
As of December 31, 2025, we owned approximately 78.4% of the common stock of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements. In addition, as of December 31, 2025, TCI owned approximately 84.6% of the common stock of Income Opportunity Realty Investors, Inc. ("IOR") a Nevada corporation, which is publicly listed and traded on the NYSE American under the symbol IOR.
Controlling Stockholder
Realty Advisors, Inc. (“RAI”), a Nevada corporation, owns approximately 90.8% of our common stock. As described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, our officers and directors also serve as officers and directors of TCI. TCI has business objectives similar to ours. Our officers and directors owe fiduciary duties to both TCI and us under applicable law. In determining whether a particular investment opportunity will be allocated to TCI or to us, management considers the respective investment objectives of each company, the ability to purchase and/or finance the asset and the appropriateness of a particular investment in light of each company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or two of the entities.
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
Portfolio Composition
At December 31, 2025, our property portfolio consisted of:
•Thirteen multifamily properties in operation, comprising 2,128 units;
•Three multifamily properties in lease-up, comprising 672 units;
•One multifamily property under development, comprising 234 units;
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,001,549 rentable square feet; and
•Approximately 1,792 acres of developed and undeveloped land.
Recent Activity
Disposition Activities
•On March 25, 2025, we received $3.5 million in proceeds from a condemnation settlement that provided for the conveyance of 11.2 acres from our holdings in Windmill Farms, resulting in a gain on sale of $3.1 million.
•On October 10, 2025, we sold Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, for $28.0 million (See "Financing Activities"), resulting in a gain on sale of $12.2 million.
•During the year ended December 31, 2025, we sold 72 single family lots from our holdings in Windmill Farms for $3.3 million, resulting in a gain on sale of $2.6 million.
Financing Activities
•On May 30, 2025, we paid off the $10.8 million loan on 770 South Post Oak with cash on hand.
•On October 10, 2025, we paid off the $18.8 million loan on Villas at Bon Secour in connection with the sale of the underlying property (See "Disposition Activities").

Development Activities
During the year ended December 31, 2025, we expended $69.0 million in the construction of Alera, a 240 unit multifamily property in Lake Wales, Florida; Bandera Ridge, a 216 unit multifamily property in Temple, Texas; Merano, a 216 unit multifamily property in McKinney, Texas, and Mountain Creek, a 234 unit multifamily property in Dallas, Texas; which were funded in part by $63.8 million in borrowing from our construction loans. We substantially completed the construction of Alera, Bandera Ridge and Merano in 2025, and expect to complete Mountain Creek in 2026.
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
All of our multifamily properties and one of our commercial properties are managed third-party companies and three of our commercial properties are managed by Regis Realty Prime, LLC (“Regis"), collectively the "Management Companies". The Management Companies conduct all of the administrative functions associated with our property operations (including billing, collections, and response to tenant inquiries). Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement and is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management”.

We also invest in notes receivables that are collateralized by investments in land and/or multifamily properties. These investments include notes receivables from Unified Housing Foundation, Inc. ("UHF"). Due to our ongoing relationship and significant investment in the performance of the collateral secured under the notes receivable, we consider UHF to be a related party.
We finance our business activities from operating cash flow, proceeds from the sale of land and income-producing properties, and debt, which is financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. Most of the mortgage loans on our multifamily properties are insured with the Department of Housing and Urban Development ("HUD"). HUD backed mortgage loans generally provide for lower interest rates and longer term than conventional loans. However, HUD insured loans are subject to extensive regulations over the origination and transfers of mortgage loans and restrictions on the amount and timing of distribution of cash flows from the underlying real estate. When we sell properties, we may carry a portion of the sales price, generally in the form of a short-term interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties, or to sell interests in some of our properties.
We have increased our portfolio of multifamily properties by partnering with third-party developers (“Developers”) to construct the properties on our behalf. In these instances, we determined the location, design, construction budget and initial lease plan for a potential development project (“Development Project”). The cost of the Development Project included a development fee paid to the Developer. To ensure that a Development Project was constructed on plan, on time and on budget, we often entered into a convertible loan arrangement with the Developer, whereby we advanced the out-of-pocket capital to the developer at nominal rate of interest with an option to convert the loan into a 100% ownership interest in the entity that held the Development Project for a price equal to development cost.
We have also contracted Pillar as the Developer to construct multifamily properties on our behalf and to manage land development projects, including Windmill Farms. We believe direct involvement through Pillar enables us to achieve higher construction quality, greater control over construction schedules and cost savings.
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
Government Regulations
Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, HUD, the American Disabiltities Act ("ADA") and rent control laws.

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
ITEM 1A.    RISK FACTORS
The following discusses those risk factors that we believe could have a material effect on our business, operations and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently believe are not material, become realized, we could be materially adversely affected. In addition, the following risk factors may contain “forward looking statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial condition and Results of Operations, and the financial statements and related notes in this Annual Report on Form 10-K. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.
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
•competition from other real estate investors, including other real estate operating companies, publicly-traded real estate investment trusts ("REITs") and institutional investment funds;
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
We experience a great deal of competition in attracting tenants for the properties and in locating land to develop as well as properties to acquire.
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
Epidemics, pandemics or other outbreaks of an illness, disease or virus, such as COVID-19, can severely disrupt general economic activities in a variety of ways that are difficult to predict. For example, governments and businesses may take actions to mitigate the public health crisis, including quarantines, stay-at-home orders, density limitations, social distancing measures, and/or restrictions on types of business that may continue to operate. The extent to which an outbreak could impact our business will depend on factors such as the duration and spread, its severity, the actions taken to contain the virus, the emergence and impact of future virus variants, and how quickly and to what extent normal economic and operating conditions resume. The impacts to our business could impact our financial condition, results of operations, cash flows, liquidity and our ability to meet our debt service obligations.
A shift toward remote or hybrid work could reduce demand for office space and adversely affect our office portfolio and financial performance.
The continued adoption of remote and hybrid work arrangements may reduce long-term demand for traditional office space. If tenants reduce their office footprints, do not renew leases, or seek more flexible terms, we could experience higher vacancy rates, lower rental income, increased leasing concessions, and longer lease-up periods across our office portfolio.
These conditions could negatively impact our net operating income, cash flows, and property values, potentially requiring additional capital expenditures, impairments of office assets, or dispositions at unfavorable prices. Declines in asset values or cash flows could also increase leverage, limit access to capital, or adversely affect our ability to refinance existing indebtedness. If these risks materialize, our business, financial condition, and results of operations could be materially adversely affected.
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

FACTORS AFFECTING OUR COMPANY
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
We rely on third party property managers to manage the daily operations of our properties. These management companies are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. Thus any adversity experienced by our property managers could adversely impact the operation and profitability of our properties.
These third parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in unprofessional activity. If any of these events occur, we could incur losses or face liabilities from the injury to persons at our properties. In addition, disputes may arise between us and these third-party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties, which in turn could adversely affect us, including damage to our relationships with such franchisers or we may be in breach of our management agreement.
Our property insurance coverage is limited, and any uninsured losses could cause us to lose part or all of our investment in our insured properties.
We carry property and general liability insurance on all of our properties with coverage limits that we deem adequate and appropriate under the circumstances (certain policies subject to deductibles) to insure against property restoration and liability claims, which include the cost of legal defense. There are, however, certain types of extraordinary losses that either may be uninsurable or are not generally insured because it is not economically feasible to insure against those losses. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property, and these losses could have a material adverse effect on our operations. The occurrence of storm damage, flood or other natural disaster or personal injury on our properties in excess of our insured limits may materially and adversely affect our business, financial condition and results of operations.

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
We had total indebtedness at December 31, 2025 of approximately $277.6 million. Substantially all of our multifamily real estate has been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit our ability to pursue other business opportunities in the future.

A significant portion of our debt is insured with HUD.
As of December 31, 2025, we had $123.6 million in mortgage notes payable insured by HUD, which represented 58% of our mortgage notes payable. HUD insured loans allow Lenders to extend loans at a relatively lower interest rate for terms of up to 40 years for properties under new construction, or up to 35 years for acquisition or refinancing of existing properties. In return for lower interest rates and favorable terms, HUD loans involve extensive regulatory compliance.
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
We currently have, and may incur more, indebtedness that bears interest at variable rates. If interest rates increase, so may our interest costs, which could adversely affect cash flow and the ability to pay principal and interest on our debt and the ability to make distributions to shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures.
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
We have in the past, and may in the future, develop and/or acquire properties in partnerships and joint ventures, including those in which we may own a preferred interest, when we believe circumstances warrant this type of investment. Investments in partnerships and joint ventures, including limited liability companies, involve risks such as the following:
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

ITEM 2.    PROPERTIES
Residential Properties in Operation

Count	Property	Location	Year Constructed	Units	Occupancy
1	Blue Lake Villas	Waxahachie, TX	2002	186	89.8%
2	Blue Lake Villas Phase II	Waxahachie, TX	2004	70	95.7%
3	Chelsea	Beaumont, TX	1999	144	97.9%
4	Forest Grove	Bryan, TX	2020	84	91.7%
5	Landing on Bayou Cane	Houma, LA	2005	240	92.5%
6	Legacy at Pleasant Grove	Texarkana, TX	2006	208	94.2%
7	Northside on Travis	Sherman, TX	2008	200	84.0%
8	Parc at Denham Springs	Denham Spring, LA	2007	224	94.6%
9	Parc at Denham Springs Phase II	Denham Springs, LA	2010	144	92.4%
10	Residences at Holland Lake	Weatherford, TX	2004	208	98.6%
11	Villas of Park West Phase I	Pueblo, CO	2005	148	96.6%
12	Villas of Park West Phase II	Pueblo, CO	2010	112	94.6%
13	Vista Ridge	Tupelo, MS	2009	160	94.4%
				2,128

Residential Properties in Lease-Up

Count	Property	Location	Year Constructed	Units	Occupancy
1	Alera	Lake Wales, FL	2025	240	12.9%
2	Bandera Ridge	Temple, TX	2025	216	16.7%
3	Merano	McKinney, TX	2025	216	11.1%
				672

Residential Properties in Construction

Count	Property	Location	Units
1	Mountain Creek	Dallas, TX	234
			234

Commercial Properties

Count	Property	Location	Year Constructed	Rentable Square Feet	Occupancy
1	770 South Post Oak	Houston, TX	1970	95,528	61.7%
2	Browning Place	Dallas, TX	1984	626,529	55.4%
3	Senlac	Dallas, TX	1971	2,812	100.0%
4	Stanford Center	Dallas, TX	2007	276,680	64.9%
				1,001,549

The following table summarizes our commercial lease expirations as of December 31, 2025:

Year of Lease Expiration	Number of Leases Expiring	Square Foot ("SF") of Leases Expiring	% of Total Leased SF by Expiring Leases	Ending Rent/SF of Expiring Leases	% of Total Rent Represented by Expiring Leases
2026	4	20,856	4%	27.07	3.6%
2027	7	17,224	3%	25.59	2.8%
2028	12	52,272	9%	24.53	8.1%
2029	8	102,764	17%	16.79	10.9%
2030	8	106,707	18%	29.01	19.5%
Thereafter	24	288,362	49%	30.30	55.1%
	63	588,185	100%		100.0%

Land Investments

Project	Location	Acres
Held for development
Athens	Athens, AL	33
EQK Portage	Kent, OH	49
McKinney 36	Collin County, TX	18
Ocean Estates	Gulfport, MS	12
Willowick	Pensacola, FL	40
Mercer Crossing Commercial	Farmers Branch, TX	19
Windmill Farms	Kaufman County, TX	1,482
Other	Various	38
		1,691
Held subject to sales contract
Windmill Farms	Kaufman County, TX	101
		1,792

ITEM 3.    LEGAL PROCEEDINGS
We are defendants in litigation related to a property sale that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a “Plaintiff take nothing” verdict in our favor. The trial court granted the Plaintiffs a new trial, and we challenged that order by mandamus. On January 14, 2026, the Dallas Court of Appeals granted our petition and ordered the trial court to (1) vacate its new-trial order and (2) enter judgment in our favor on the jury’s verdict. We have tendered the proposed order and judgment and await their entry by the trial court.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ARL’s common stock is listed and traded on the NYSE under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2025		2024
	High	Low	High	Low
First Quarter	$16.18	$10.25	$25.96	$16.94
Second Quarter	$15.71	$9.43	$18.38	$12.51
Third Quarter	$17.00	$12.52	$22.77	$13.21
Fourth Quarter	$17.00	$14.55	$18.00	$13.11
On March 10, 2026, the closing market price of our common stock on the NYSE was $16.62 per share, and was held by  926 stockholders of record.
Our Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2025, 2024 or 2023. Future dividends to common stockholders will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.
We have a stock repurchase program that allows for the repurchase of up to 1,250,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased in 2025 and the program has 19,465 shares remaining that can be repurchased as of December 31, 2025.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Report. Our results of operations for the year ended December 31, 2025 were affected by a acquisitions and disposition, refinancing activity, development activity as discussed below.
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

The following is a summary of our recent disposition, financing and development activities:
Disposition Activities
•On December 13, 2024, we sold 30 single family lots from our holdings in Windmill Farms for $1.4 million, resulting in a gain on sale of $1.1 million.
•On March 25, 2025, we received $3.5 million in proceeds from the condemnation settlement that provided for the conveyance of 11.2 acres from our holdings in Windmill Farms, resulting in a gain on sale of $3.1 million.
•On October 10, 2025, we sold Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, for $28.0 million (See "Financing Activities"), resulting in a gain on sale of $12.2 million.
•During the year ended December 31, 2025, we sold 72 lots from our holdings in Windmill Farms for $3.3 million, resulting in a gain on sale of $2.6 million.
Financing Activities
•On January 31, 2023, we paid off our $67.5 million of Series C bonds.
•On February 28, 2023, we extended the maturity of our loan on Windmill Farms until February 28, 2024 at a revised interest rate of 7.75%.
•On March 15, 2023, we entered into a $33.0 million construction loan to finance the development of Alera (See "Development Activities") that bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3% and matures on March 15, 2026, with two one-year extension options.
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
•On February 8, 2024, we extended the maturity of our loan on Windmill Farms to February 28, 2026 at an interest rate of 7.50%. We subsequently paid off the loan on November 24, 2025.
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
•On October 10, 2025, we paid off the $18.8 million loan on Villas at Bon Secour in connection with the sale of the underlying property (See "Disposition Activities"), resulting in a loss on early extinguishment of debt of $0.3 million.

Development Activities
We have agreements to develop two parcels of land from our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes. During 2025, we spent $1.8 million on reimbursable infrastructure investments.
During the year ended December 31, 2025, we expended $69.0 million in the construction of four multifamily properties ("Development Projects"), which were funded in part by $63.8 million in borrowing from our construction loans.

The following is a summary of the total projected and incurred costs (dollars in thousands) for the Development Projects as of December 31, 2025:

Project	Units	Location	Total Projected Cost	Total Project Cost Incurred
Alera	240	Lake Wales, FL	$55,330	$55,394
Bandera Ridge	216	Temple, TX	49,603	48,082
Merano	216	McKinney, TX	51,910	48,971
Mountain Creek	234	Dallas, TX	49,971	9,268
	906		$206,814	$161,715
As of December 31, 2025, we have substantially completed the construction of the units from Alera, Bandera Ridge and Merano, and expect to complete construction of Mountain Creek in 2026.
Other Developments
On March 23, 2023, we received $18.0 million from our joint venture in Victory Abode Apartments, LLC ("VAA"), which represented the remaining distribution of proceeds from the sale of the 45 properties in September 2022 that had been held by VAA. We dissolved VAA in 2024.
We had been engaged in litigation with David Clapper and entities related to Mr. Clapper (collectively, “Clapper") since 1999. The matter originally involved a transaction in 1998 in which we were to acquire eight multifamily properties from the Clapper. Through the years, several rulings, both for and against us, were issued with a range of settlement from zero to $148.0 million. On October 31, 2024, we executed a settlement agreement and paid $23.4 million to resolve all claims.
On December 5, 2025, we sold our interest in Gruppa Florentino, Inc. ("Gruppa" or "Milano") for $12.7 million, which resulted in gain on sale of $2.3 million. The sales price was funded by a note receivable (See Note 9 - Notes Receivable) that is collateralize by the ownership interest in Milano. Concurrent with the sale of Milano, we invested $1.3 million for a 20% ownership interest in Aventi Bene, Inc. ("Aventi"), a newly formed joined venture that invests in various emerging restaurant concepts. We account for our investment in Aventi under the equity method of accounting.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, capitalization of costs and fair value measurements. Our significant accounting policies are described in more detail in Note 2 - Summary of Significant Accounting Policies in our notes to the consolidated financial statements. However, the following policies are deemed to be critical.
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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting our properties described above, including those related to the Same Properties, Development Properties, Acquisition Properties and the Disposition Properties (each as defined below).
For purposes of the discussion below, we define "Same Properties" as all of our properties with the exception of those properties that have been recently constructed or are in lease-up (“Development Properties”), properties that have recently been acquired ("Acquisition Properties") and properties that have been disposed ("Disposition Properties"). A developed property is considered substantially completed or leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially complete or in operation for the entirety of both periods of the comparison.
For the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, the Development Properties were Alera, Bandera Ridge and Merano (See "Development Activities" in Management's Overview); and the Disposition Property was Villas at Bon Secour. There were no Acquisition Properties.

The following table (amounts in thousands) provides a summary of the results of operations of 2025 and 2024:

	For the Years Ended December 31,
	2025	2024	Variance
Multifamily Segment
Revenue	$34,128	$34,103	$25
Operating expenses	(19,304)	(18,252)	(1,052)
	14,824	15,851	(1,027)
Commercial Segment
Revenue	14,932	12,967	1,965
Operating expenses	(8,581)	(8,811)	230
	6,351	4,156	2,195
Segment operating income	21,175	20,007	1,168
Other non-segment items of income (expense)
Depreciation and amortization	(12,577)	(12,276)	(301)
General, administrative and advisory	(15,981)	(14,620)	(1,361)
Interest income, net	7,812	12,135	(4,323)
Loss on early extinguishment of debt	(284)	—	(284)
Gain (loss) on real estate transactions	19,988	(23,989)	43,977
Income (loss) from joint ventures	119	1,449	(1,330)
Other (loss) income	(1,713)	3,855	(5,568)
Net income (loss)	$18,539	$(13,439)	$31,978
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024:
Our $32.0 million increase in net income in 2025 is primarily attributed to the following:
•Our multifamily segment had a $1.0 million decrease in NOI, which was attributed to a decrease of $1.3 million from the Development Properties and $0.5 million from the Disposition Property offset in part by an increase of $0.8 million from Same Properties. The decrease in NOI from the Disposition Property is primarily due to the lease-up of newly constructed properties in 2025 (See "Development Activities" in Management's Overview).
•The $2.2 million increase in NOI from our commercial segment is primarily due to an increase in occupancy at Stanford Center.
•The $1.4 million increase in general, administrative and advisory expenses is primarily due to a $1.1 million increase in advisory fees and a $0.4 million increase in pillar reimbursements. The increase in advisory fees is due to an increase in net income and asset value in 2025. The increase in value of assets is primarily due to the Development Projects (See "Development Activities" in Management's Overview).
•The $4.3 million decrease in our interest income, net is due to a $5.3 million decrease in interest income offset in part by a $1.0 million decrease in interest expense. The decrease in interest income was primarily due to a decrease in funds available for investments and a decline in interest rates. Our decrease in interest expense is primarily due to the pay off of the loan on 770 South Post Oak in 2025 and the refinance of Forest Grove in 2024 (See "Financing Activities" in Management's Overview).
•The $44.0 million increase in gain on sale or write down of assets, net is primarily due to $23.4 million loss from Clapper in 2024 (See "Other Developments" in Management's Overview), the sale of Villas at Bon Secour in 2025 (See "Disposition Activities" in Management's Overview), an increase in dispositions of land at Windmill Farms (See "Disposition Activities" in Management's Overview) and decrease in write off of development costs.
•The increase in other expense is primarily due to an increase in income tax provision as a result of the sale of Villas at Bon Secour (See "Disposition Activities" in Management's Overview) in 2025 and a change in the estimate of tax liability in connection with the VAA properties sold in 2022.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023:
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025 for a discussion of our results of operations for the year ended December 31, 2024.
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
We anticipate that our cash, cash equivalents and short-term investments as of December 31, 2025, along with cash that will be generated in 2026 from operations, notes receivable and construction loans will be sufficient to meet all of our cash requirements. We may also selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2025	2024	Variance
Net cash (used in) provided by operating activities	$(5,553)	$1,089	$(6,642)
Net cash used in investing activities	$(33,055)	$(41,340)	$8,285
Net cash provided by financing activities	$27,546	$1,659	$25,887
The $8.3 million increase in cash used in investing activities is primarily due to the $33.5 million increase in proceeds from sale of assets offset in part by the $21.6 million increase in development and renovation of real estate and the $5.8 million increase in net purchase of short-term investments. The increase in proceeds from sale of assets is primarily due to the sale of Villas at Bon Secour in 2025 (See "Disposition Activities" in Management's Overview). The increase in development and renovation of real estate relates to the Development Projects (See "Development Activities" in Management's Overview). The increase in net redemption of short-term investments provided additional funds for the development and renovation of real estate and the repayment of the mortgage note on 770 South Post Oak in 2025.
The $25.9 million increase in cash provided by financing activities was due to the $48.7 million increase in borrowings on our construction loans in connection with our development projects (See "Development Activities" in Management's Overview) offset in part by a $22.7 million increase in payments of mortgages and other notes payable (See "Financing Activities" in Management's Overview).

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
The following reconciles our net income attributable to FFO and FFO-basic and diluted, excluding loss from foreign currency transactions and loss on extinguishment of debt for the years ended December 31, 2025, 2024 and 2023 (dollars and shares in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to the Company	$15,703	$(14,703)	$3,968
Depreciation and amortization on consolidated assets	12,577	12,276	13,646
(Gain) loss on real estate transactions	(19,988)	23,989	1,923
Gain on sale of land	4,720	1,095	188
Depreciation and amortization on unconsolidated joint ventures at pro rata share	239	206	272
FFO-Basic and Diluted	13,251	22,863	19,997
Loss on early extinguishment of debt	284	—	1,710
Gain on foreign currency transactions	—	—	(993)
FFO-adjusted	$13,535	$22,863	$20,714
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Optional and not included.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of and
Stockholders of American Realty Investors, Inc.
Dallas, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
The Company’s net investment in real estate totaled $602.4 million as of December 31, 2025. As discussed in Note 2 to the consolidated financial statements, the Company periodically assesses whether there has been any impairment in the carrying value of its properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value.

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
Collectability of Notes Receivable
Description of the Matter
At December 31, 2025, the Company had notes receivable in the amount of $142.4 million. The Company performs an assessment as to whether or not substantially all of the amounts due under these notes receivable is deemed probable of collection. Subsequently, for notes where the Company concludes that it is not probable that it will collect substantially all payments due under the note, the Company creates an allowance for any amounts not probable of collection.
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
Emphasis of Liquidity
As described in Note 18, management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet the Company’s liquidity requirements.
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
March 12, 2026
We have served as the Company’s auditor since 2004.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	December 31,
	2025	2024
Assets:
Real estate	$602,431	$557,388
Cash and cash equivalents	14,180	19,918
Restricted cash	15,233	20,557
Short-term investments	74,964	79,800
Notes receivable (including $67,349 and $71,365 at December 31, 2025 and 2024, respectively, from related parties)	142,439	138,349
Investment in unconsolidated joint ventures	1,270	10,246
Receivable from related parties	103,558	97,544
Other assets (including $1,475 and $1,855 at December 31, 2025 and 2024, respectively, from related parties)	143,250	109,000
Total assets	$1,097,325	$1,032,802

Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$214,367	$185,398
Accounts payable and other liabilities (including $30 and $601 at December 31, 2025 and 2024, respectively, to related parties)	49,629	32,105
Accrued interest	3,811	3,238
Deferred revenue	9,791	9,791
Total liabilities	277,598	230,532

Equity:
Shareholders' equity
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 900,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	61,039	61,161
Retained earnings	554,402	538,699
Total shareholders’ equity	617,404	601,823
Noncontrolling interest	202,323	200,447
Total equity	819,727	802,270
Total liabilities and equity	$1,097,325	$1,032,802

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Rental revenues (including $579, $652 and $882 for 2025, 2024 and 2023, respectively, from related parties)	$46,366	$44,763	$47,023
Other income	3,648	2,555	3,477
Total revenue	50,014	47,318	50,500
Expenses:
Property operating expenses (including $353, $346 and $366 for 2025, 2024 and 2023, respectively, from related parties)	27,885	27,063	27,896
Depreciation and amortization	12,577	12,276	13,646
General and administrative (including $4,262, $3,871 and $4,006 for 2025, 2024 and 2023, respectively, from related parties)	6,459	6,395	10,011
Advisory fee to related party	9,522	8,225	10,187
Total operating expenses	56,443	53,959	61,740
Net operating loss	(6,429)	(6,641)	(11,240)
Interest income (including $7,478, $8,985 and $13,259 for 2025, 2024 and 2023, respectively, from related parties)	14,637	19,973	26,847
Interest expense	(6,825)	(7,838)	(9,502)
Gain on foreign currency transactions	—	—	993
Loss on early extinguishment of debt	(284)	—	(1,710)
Equity in income from unconsolidated joint ventures	119	1,449	3,242
Gain (loss) on real estate transactions	19,988	(23,989)	(1,923)
Income tax provision	(2,667)	3,607	(1,456)
Net income (loss)	18,539	(13,439)	5,251
Net income attributable to noncontrolling interest	(2,836)	(1,264)	(1,283)
Net income (loss) applicable to the Company	$15,703	$(14,703)	$3,968
Earnings per share
Basic and diluted	$0.97	$(0.91)	$0.25
Weighted average common shares used in computing earnings per share
Basic and diluted	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.
AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2023	$1,801	$162	$62,090	$549,434	$613,487	$198,681	$812,168
Net income		—	—	3,968	3,968	1,283	5,251
Repurchase of treasury shares by IOR	—	—	—	—	—	(908)	(908)
Adjustment of noncontrolling interest	—	—	(452)	—	(452)	452	—
Balance, December 31, 2023	1,801	162	61,638	553,402	617,003	199,508	816,511
Net (loss) income	—	—	—	(14,703)	(14,703)	1,264	(13,439)
Repurchase of treasury shares by IOR	—	—	—	—	—	(802)	(802)
Adjustment to noncontrolling interest	—	—	(477)	—	(477)	477	—
Balance, December 31, 2024	1,801	162	61,161	538,699	601,823	200,447	802,270
Net income	—	—	—	15,703	15,703	2,836	18,539
Purchase of IOR shares	—	—	—	—	—	(1,082)	(1,082)
Adjustment to noncontrolling interest	—	—	(122)	—	(122)	122	—
Balance, December 31, 2025	$1,801	$162	$61,039	$554,402	$617,404	$202,323	$819,727
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flow From Operating Activities:
Net income (loss)	$18,539	$(13,439)	$5,251
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Gain) loss on real estate transactions	(19,988)	23,989	1,923
Gain on foreign currency transactions	—	—	(993)
Loss on early debt extinguishment	284	—	1,710
Depreciation and amortization	12,634	12,533	14,571
Provision for doubtful accounts	104	166	1,593
Equity in income from unconsolidated joint ventures	(119)	(1,449)	(3,242)
Distribution of income from unconsolidated joint ventures	—	1,263	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Other assets	(10,055)	(6,872)	(10,273)
Related party receivables	(6,014)	(1,011)	(11,081)
Accrued interest payable	573	605	(1,719)
Accounts payable and other liabilities	(1,511)	(14,696)	(28,794)
Net cash (used in) provided by operating activities	(5,553)	1,089	(31,054)
Cash Flow From Investing Activities:
Collection of notes receivable	8,594	5,792	1,967
Originations and advances on notes receivable	—	—	(6,500)
Purchase of short-term investments	(84,569)	(59,097)	(91,007)
Redemption of short-terms investments	89,405	69,745	120,346
Development and renovation of real estate	(79,492)	(57,933)	(18,462)
Deferred leasing costs	(519)	(1,189)	(1,128)
Proceeds from sale of assets	34,796	1,342	188
Contribution to unconsolidated joint venture	(1,270)	—	—
Distributions from unconsolidated joint ventures	—	—	21,409
Net cash (used in) provided by investing activities	(33,055)	(41,340)	26,813
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	63,782	15,112	—
Payments on mortgages, other notes and bonds payable	(35,154)	(12,452)	(137,657)
Purchase IOR shares	(1,082)	(802)	(908)
Debt extinguishment costs	—	—	(435)
Deferred financing costs	—	(199)	(20)
Net cash provided by (used in) financing activities	27,546	1,659	(139,020)
Net decrease in cash and cash equivalents	(11,062)	(38,592)	(143,261)
Cash and cash equivalents, beginning of year	40,475	79,067	222,328
Cash and cash equivalents, end of year	$29,413	$40,475	$79,067
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
Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space. We also generate income from the sales of income-producing properties and land.
We own approximately 78.4% of the common stock of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is listed on the NYSE under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements.
At December 31, 2025, our property portfolio consisted of:
•Thirteen multifamily properties in operation, comprising 2,128 units;
•Three multifamily properties in lease-up, comprising 672 units;
•One multifamily property under development, comprising 234 units;
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,001,549 rentable square feet; and
•Approximately 1,792 acres of developed and undeveloped land.
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
Concentration of credit risk
We maintain our cash balances at commercial banks and through investment companies, the deposits that are insured by the Federal Deposit Insurance Corporation. At December 31, 2025 and 2024, the Company maintained balances in excess of the insured amount.

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
Comprehensive income (loss)
Net income and comprehensive income are the same for the years ended December 31, 2025, 2024 and 2023.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. Our adoption of ASU 2023-09 on January 1, 2025 did not have a material impact on our disclosures in our financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). The amendments in the update clarify interim reporting disclosure requirements in ASC 270 and introduces a new disclose principal for reporting material events occurring after the most recent annual period. The update is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are current evaluating the the potential impact of adopting ASU 2025-11 on our consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
3. Earnings Per Share
Earnings per share (“EPS”) has been computed by dividing net income available to common shares, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.
The following table provides our basic and diluted EPS calculation:

	For the Year Ended December 31,
	2025	2024	2023
Net income (loss)	$18,539	$(13,439)	$5,251
Net income attributable to noncontrolling interest	(2,836)	(1,264)	(1,283)
Net income (loss) applicable to the Company	$15,703	$(14,703)	$3,968

Weighted-average common shares outstanding - basic and diluted	16,152,043	16,152,043	16,152,043
EPS attributable to common shares - basic and diluted	$0.97	$(0.91)	$0.25
4. Supplemental Cash Flows Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	For the Years Ended December 31,
	2025	2024	2023
Cash paid for interest	$5,562	$6,353	$11,014
Cash paid for income taxes	$2,281	$3,403	$38,072
Cash, cash equivalents and restricted cash - beginning of year
Cash and cash equivalents	$19,918	$36,740	$113,445
Restricted cash	20,557	42,327	108,883
	$40,475	$79,067	$222,328
Cash, cash equivalents and restricted cash - end of year
Cash and cash equivalents	$14,180	$19,918	$36,740
Restricted cash	15,233	20,557	42,327
	$29,413	$40,475	$79,067
Payment on mortgages, other notes and bonds payable
Mortgages and other notes payable	$35,154	$12,452	$6,481
Bonds payable	—	—	131,176
	$35,154	$12,452	$137,657

The following is a schedule of noncash investing and financing activities:

	For the Years Ended December 31,
	2025	2024	2023
Accrued development cost	$7,204	$13,209	$1,664
Note received in exchange for interest in unconsolidated joint venture	$12,685	$—	$—
Property acquired in exchange for reduction of related party receivable	$—	$—	$8,764

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
The following table presents our profit by reportable segment:

	For the Years Ended December 31,
	2025	2024	2023
Residential Segment
Revenues	$34,128	$34,103	$34,962
Segment expenses
Property tax and insurance	(11,003)	(10,679)	(9,776)
Repairs and maintenance	(3,885)	(3,970)	(4,317)
Other property expenses	(4,416)	(3,603)	(3,656)
NOI from residential segment	14,824	15,851	17,213
Commercial Segment
Revenues	14,932	12,967	14,943
Segment expenses
Property tax and insurance	(2,740)	(3,204)	(4,266)
Repairs and maintenance	(1,323)	(1,293)	(1,228)
Other property expenses	(4,518)	(4,314)	(4,653)
NOI from commercial segment	6,351	4,156	4,796
Total NOI from segments	$21,175	$20,007	$22,009

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The following table reconciles NOI from reportable segments to net income (loss):

	For the Years Ended December 31,
	2025	2024	2023
NOI from reportable segments	$21,175	$20,007	$22,009
Other non-segment items of income (expense)
Depreciation and amortization	(12,577)	(12,276)	(13,646)
General and administrative	(6,459)	(6,395)	(10,011)
Advisory fee to related party	(9,522)	(8,225)	(10,187)
Other income	954	248	595
Interest income	14,637	19,973	26,847
Interest expense	(6,825)	(7,838)	(9,502)
Gain on foreign currency transactions	—	—	993
Loss on early extinguishment of debt	(284)	—	(1,710)
Equity in income from unconsolidated joint ventures	119	1,449	3,242
Gain (loss) on real estate transactions	19,988	(23,989)	(1,923)
Income tax provision	(2,667)	3,607	(1,456)
Net income (loss)	$18,539	$(13,439)	$5,251

The table below reconciles the segment information to the corresponding amounts in the consolidated balance sheets:

	December 31,
	2025	2024
Segment assets	$571,503	$523,792
Real estate	57,463	59,197
Investments in unconsolidated joint ventures	1,270	10,246
Notes receivable	142,439	138,349
Receivable from related parties	103,558	97,544
Cash, short-term investments and other non-segment assets	221,092	203,674
Total assets	$1,097,325	$1,032,802
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
The following table summarizes the components of rental revenue for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Fixed component	$44,906	$43,676	$45,466
Variable component	1,460	1,087	1,557
Total rental revenue	$46,366	$44,763	$47,023

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The following table summarizes the future rental payments to us from under non-cancelable leases, which excludes multifamily properties, which typically have lease terms of one-year or less:

Year	Amount
2026	$14,208
2027	13,914
2028	13,212
2029	10,768
2030	8,046
Thereafter	17,256
Total	$77,404

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
7. Real Estate Activity
At December 31, 2025 and 2024, our real estate investment is comprised of the following:

	December 31,
	2025	2024
Land	$113,357	$104,076
Building and improvements	500,292	375,430
Tenant improvements	20,388	16,629
Construction in progress	56,163	140,046
Total cost	690,200	636,181
Less accumulated deprecation	(87,769)	(78,793)
Total real estate	$602,431	$557,388
We incurred depreciation expense of $11,851, $11,662 and $12,887 for the years ending December 31, 2025, 2024 and 2023, respectively.
Construction Activities
Construction in progress consists of the development of Windmill Farms and the costs associated with our ground-up development projects.
Windmill Farms is a collection of freshwater districts ("Districts") in Kaufman County Texas that is being developed into single family lots ("Lots"), multifamily properties and retail properties. In connection with the project, we develop the infrastructure in Windmill Farms, including roads, water and sewer, to facilitate the sale of Lots to home builders for construction of single family homes. We receive reimbursement of the infrastructure costs ("District Receivables") through the issuance of municipal bonds by the Districts. As of December 31, 2025, we have $55,693 in District Receivables included in other assets (See Note 11 – Other Assets) and $46,895 of Lot development costs included in construction in progress.
We have entered into several development agreements with Pillar (See Note 13 – Related Party Transactions) to develop multifamily properties ("Development Projects"). Each Development Project is funded in part by a construction loan (See Note 12 – Mortgages and Other Notes Payable).
The following is a summary of the total projected and incurred costs of the Development Projects as of December 31, 2025:

Project	Units	Location	Total Project Cost	Total Project Cost Incurred
Alera	240	Lake Wales, FL	$55,330	$55,394
Bandera Ridge	216	Temple, TX	49,603	48,082
Merano	216	McKinney, TX	51,910	48,971
Mountain Creek	234	Dallas, TX	49,971	9,268
	906		$206,814	$161,715
During the year ended December 31, 2025, we expended $68,995 in the construction of the Development Projects, which was funded in part by $63,781 in borrowing from our construction loans. As of December 31, 2025, we have substantially completed the construction of Alera, Bandera Ridge and Merano and transferred the costs associated with those projects to land and building improvements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Disposition of assets
Gain (loss) on real estate transactions consists of the following:

	For the Year Ended December 31,
	2025	2024	2023
Land(1)	$4,720	$1,095	$188
Residential properties(2)	12,204	—	—
Other(3)	3,064	(25,084)	(2,111)
	$19,988	$(23,989)	$(1,923)

(1)Includes the sale of lots related to our investment in Windmill Farms and other land holdings.
(2)On October 10, 2025, we sold Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama for $28,000, resulting in a gain on sale of $12,204. We used the proceeds to pay off the $18,767 mortgage note payable on the property and for general corporate purposes.
(3)Includes the sale of our joint venture interest in Milano (See Note 10 - Investment in Unconsolidated Joint Ventures) and the write-off of development costs. On October 31, 2024, we paid $23,400 to resolve all claims and disputes with David Clapper and entities related to Mr. Clapper (collectively, “Clapper"). These claims originally involved a transaction in 1998 in which we were to acquire eight multifamily properties from Clapper.
8. Short-term Investments
The following is a summary of our short term investments as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Corporate bonds, at par value	$58,035	$80,000
Demand notes	17,418	325
	75,453	80,325
Less discount	(489)	(525)
	$74,964	$79,800
The average interest rate on the investments was 4.27% and 5.20% at December 31, 2025 and December 31, 2024, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
9. Notes Receivable
The following table summarizes our notes receivables at December 31, 2025 and 2024:

	Carrying Value		Interest Rate	Maturity Date
Borrower / Project	2025	2024
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/2026
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/2026
Autumn Breeze(1)	1,043	1,451	5.00%	7/1/2028
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/2026
Dominion at Mercer Crossing(2)	6,167	6,167	7.75%	6/7/2028
Echo Station(3)(4)	9,881	10,120	4.24%	12/31/2032
Forest Pines(1)	6,472	6,472	5.00%	5/1/2027
Gruppa Florentina(6)	8,880	—	4.50%	12/31/2037
Inwood on the Park(3)(4)	19,985	20,208	4.24%	6/30/2028
Kensington Park(3)(4)	5,196	6,994	4.24%	3/31/2027
Lake Shore Villas(3)(4)	4,852	5,855	4.24%	12/31/2032
Prospectus Endeavors	496	496	6.00%	10/23/2029
McKinney Ranch	3,926	3,926	6.00%	9/15/2029
Ocean Estates II(3)(4)	3,591	3,615	4.24%	5/31/2028
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/2026
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/2026
Parc at Opelika Phase II(1)(5)	3,190	3,190	10.00%	1/13/2023
Parc at Windmill Farms(1)(5)	7,886	7,886	5.00%	11/1/2022
Phillips Foundation for Better Living, Inc.(3)	—	107	4.24%	3/31/2028
Plaza at Chase Oaks(3)(4)	11,303	11,772	4.24%	3/31/2028
Plum Tree(1)	1,240	1,478	5.00%	8/17/2028
Polk County Land	3,000	3,000	9.50%	6/30/2026
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/2026
Spartan Land	5,907	5,907	6.00%	1/16/2027
Spyglass of Ennis(1)	4,705	4,705	5.00%	11/1/2028
Steeple Crest(1)	6,230	6,358	5.00%	8/1/2026
Timbers at The Park(3)(4)	11,072	11,146	4.24%	12/31/2032
Tuscany Villas(3)(4)	1,469	1,548	4.24%	4/30/2027
	$142,439	$138,349
(1)    The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and is collateralized by the underlying development property.
(2)     The note bears interest at prime plus 1%.
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
(6)    On December 5, 2025, we received the note as payment for our interest in Milano (See Note 10 - Investment in Unconsolidated Joint Ventures). The note bears interest at 4.50% until December 31, 2026, then 6.00% until December 31, 2029, and then 7.00% until maturity. The note is collateralized by the equity interest in Milano.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
10. Investment in Unconsolidated Joint Ventures
On March 23, 2023, we received $17,976 from our joint venture in Victory Abode Apartments, LLC ("VAA"), which represented the remaining distribution of proceeds from the sale of the 45 properties in September 2022 that had been held by VAA. We dissolved VAA in 2024.
We had a 20% ownership interest in Gruppa Florentina, LLC ("Gruppa" or "Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations.
On December 5, 2025, we sold our interest in Gruppa for $12,685, which resulted in gain on sale of $2,318. The sales price was funded by a note receivable (See Note 9 - Notes Receivable) that is collateralize by the ownership interest in Milano.
Concurrent with the sale of Milano, we invested $1,270 for a 20% ownership interest in Aventi Bene, Inc. ("Aventi"), a newly formed joined venture that invests in various emerging restaurant concepts. We account for our investment in Aventi under the equity method of accounting.
11. Other Assets
At December 31, 2025 and 2024, our other assets are comprised of the following:

	December 31,
	2025	2024
Acquisition deposits	$15,269	$15,824
Windmill Farms infrastructure receivables (1)	55,693	54,518
Interest receivable	18,647	16,652
Tenant and other receivables	5,244	3,989
Prepaid expenses and other assets	8,380	12,312
Income tax receivable	39,040	—
Deferred tax assets	977	5,705
	$143,250	$109,000
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms (See Note 7 - Real Estate Activity). These costs are reimbursable through bonds issued by the municipality in accordance with underlying indemnity agreements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
12. Mortgages and Other Notes Payable
Below is a summary of our notes and interest payable as of December 31, 2025 and 2024:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	2025	2024
770 South Post Oak(1)	$—	$10,939	—%	6/1/2025
Alera(2)	29,243	8,554	6.87%	3/15/2026
Bandera Ridge(3)	18,808	—	6.66%	12/15/2028
Blue Lake Villas	9,146	9,327	3.15%	11/1/2055
Blue Lake Villas Phase II	3,192	3,271	2.85%	6/1/2052
Chelsea	7,686	7,878	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(4)	6,442	6,421	6.02%	8/1/2031
Landing on Bayou Cane	13,872	14,162	3.52%	9/1/2053
Legacy at Pleasant Grove	12,034	12,381	3.55%	4/1/2048
Merano(5)	24,284	—	7.00%	11/6/2028
New Concept Energy(7)	3,542	3,542	4.24%	9/30/2027
Northside on Travis	10,849	11,125	2.50%	2/1/2053
Parc at Denham Springs	15,683	16,048	3.75%	4/1/2051
Parc at Denham Springs Phase II	15,223	15,419	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake	10,006	10,219	3.60%	3/1/2053
Villas at Bon Secour(6)	—	18,798	—%	9/1/2031
Villas of Park West Phase I	8,779	8,983	3.04%	3/1/2053
Villas of Park West Phase II	7,977	8,158	3.18%	3/1/2053
Vista Ridge	9,165	9,342	4.00%	8/1/2053
Windmill Farms	—	2,395	—%	2/28/2026
	$214,367	$185,398
(1)    On May 30, 2025, we paid off the loan with cash on hand.
(2)    The construction loan allows borrowings up to $33,000 to finance the development of Alera (See Note 7 - Real Estate Activity), bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3% and matures on March 15, 2026, with two one-year extension options.
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
(7)    The loan bears interest at SOFR.
We have a construction loan to build Mountain Creek (See Note 7 - Real Estate Activity) that allows for borrowings of up to $27,500, bears interest at SOFR plus 3.45% and matures on March 15, 2029. As of December 31, 2025, we have not borrowed on the loan.
As of December 31, 2025, we were in compliance with all of our loan covenants.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Alera, Bandera Ridge, Merano, and Mountain Creek.
Future principal payments due on our notes payable at December 31, 2025 are as follows:

Year	Amount
2026	$2,809
2027	32,150
2028	3,008
2029	3,112
2030	3,220
Thereafter	170,639
214,938
Deferred finance cost	(571)
$214,367

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
Pillar and Regis are wholly owned by Realty Advisors, Inc. (“RAI”), a Nevada corporation, which owns approximately 90.8% of our common shares. Pillar is compensated for services in accordance with an Advisory Agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $579, $652 and $882 for the years ended December 31, 2025, 2024 and 2023, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $353, $346 and $366 for the years ended December 31, 2025, 2024 and 2023, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $4,262, $3,871 and $4,006 for the years ended December 31, 2025, 2024 and 2023, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $9,522, $8,225 and $10,187 for the years ended December 31, 2025, 2024 and 2023, respectively. Development fees paid to Pillar were $1,888 and $2,236 for the years ended December 31, 2025 and 2024, respectively.
Notes receivable include amounts held by UHF (See Note 9 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest in accordance with a cash management agreement. On January 1, 2024, an amendment to the cash management agreement changed the interest rate on the Pillar Receivable from prime plus one percent to SOFR. Interest income on the UHF notes and the Pillar Receivable was $7,478, $8,985 and $13,259 for the years ended December 31, 2025, 2024 and 2023, respectively. Accrued interest on the UHF notes of $1,475 and $1,855 is included in other assets at December 31, 2025 and 2024, respectively.
14. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). At December 31, 2025, we owned 78.4% of TCI, which in turn owned 84.6% of IOR.
On December 16, 2024, TCI announced an offer ("Tender Offer") to purchase up to 100,000 shares of the outstanding common shares of IOR at a price of $18 per share, subject to certain conditions. The Tender Offer was completed on January 29, 2025, which resulted in TCI's acquisition of 21,678 shares for a total purchase price of $454. TCI subsequently purchased an additional 32,845 common share of IOR in the market during the remainder of the year for an additional cost of $583.
We owned approximately 78.4% of TCI at December 31, 2025 and December 31, 2024, which in turn owned approximately 84.6% and 83.2% of IOR as of December 31, 2025 and December 31, 2024, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
15. Stockholders' Equity
Dividends:
Our decision to declare dividends on common stock is determined on an annual basis following the end of each year. In accordance with that policy, no dividends on our common stock were declared for 2025, 2024, or 2023. Future dividends to common stockholders will be determined in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by our board of directors.
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
16. Deferred Income
In previous years, we sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method was not met, and as such we deferred the gain recognition and accounted for the transaction by applying the finance, deposit, installment or cost recovery methods, as appropriate. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of December 31, 2025, we had deferred gain of $9,791.
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
The expense (benefit) for income taxes consists of:

	Years Ended December 31,
	2025	2024	2023
Current	$1,907	$(3,607)	$1,456
Deferred	760	—	—
	$2,667	$(3,607)	$1,456

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
The reconciliation between our effective tax rate on income from operations and the statutory rate is as follows:

	Years Ended December 31,
	2025	2024	2023
Income tax expense (benefit) at federal statutory rate	$4,424	$(3,598)	$1,293
State and local income taxes net of federal tax expense	1,053	147	163
Temporary tax differences
Generation (use) of net operating loss carryforwards	(4,765)	—	—
Other basis/timing differences	496	—	—
Change in valuation allowance	1,459	(156)	—
Reported tax expense (benefit)	$2,667	$(3,607)	$1,456
Effective tax rate	12.7%	23.6%	24.9%
We are subject to taxation in the United States and various states.  As of December 31, 2025, our tax years for 2022 through 2025 are subject to examination by the tax authorities.  With few exceptions, as of December 31, 2025, we are no longer subject to U.S federal, state and local examinations by tax authorities for the years before 2022.
Components of the net deferred tax asset:

	December 31,
	2025	2024
Basis difference in fixed assets	$171	$2,333
Deferred gain and net operating loss carryforward	806	3,372
	$977	$5,705
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
We are defendants in litigation related to a property sale that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a “Plaintiff take nothing” verdict in our favor. The trial court granted the Plaintiffs a new trial, and we challenged that order by mandamus. On January 14, 2026, the Dallas Court of Appeals granted our petition and ordered the trial court to (1) vacate its new-trial order and (2) enter judgment in our favor on the jury’s verdict. We have tendered the proposed order and judgment and await their entry by the trial court.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
19. Quarterly Results of Operations
The following is a tabulation of our quarterly results of operations for the years 2025 and 2024. Quarterly results presented may differ from those previously reported in our Form 10-Q due to the reclassification of the operations.

	2025 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Revenues	$12,008	$12,160	$12,835	$13,011
Net operating loss	(813)	(1,013)	(1,573)	(3,030)
Net income attributable to the Company	2,965	2,827	129	9,782
EPS - basic and diluted	$0.18	$0.18	$0.01	$0.60

	2024 Quarter Ended
	March 31,	June 30,	September 30,	December 31
Revenues	$11,899	$11,773	$11,607	$12,039
Net operating loss	(1,517)	(1,277)	(2,063)	(1,784)
Net income (loss) attributable to the Company	1,751	1,167	(17,460)	(161)
EPS - basic and diluted	$0.11	$0.07	$(1.08)	$(0.01)
20. Subsequent Events
The date to which events occurring after December 31, 2025, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 12, 2026, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Year
Property/Location	Encumbrances	Land	Buildings		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Multifamily
Alera	$29,243	$5,140	$50,235	$—	$5,140	$50,235	$55,375	$403	2025	2025
Bandera Ridge	18,808	2,720	45,362	—	2,720	45,362	48,082	293	2025	2025
Blue Lake Villas	9,146	6,920	27,680	225	6,920	27,905	34,825	2,232	2002	2022
Blue Lake Villas Phase II	3,192	2,400	9,600	53	2,400	9,653	12,053	768	2004	2022
Chelsea	7,686	1,225	11,230	62	1,231	11,286	12,517	2,095	1999	2018
Forest Grove	6,442	1,440	10,234	64	1,440	10,298	11,738	1,451	2020	2020
Landing on Bayou Cane	13,872	2,011	18,255	513	2,011	18,768	20,779	2,911	2005	2018
Legacy at Pleasant Grove	12,034	2,005	18,109	176	2,033	18,257	20,290	5,616	2006	2018
Merano	24,284	5,200	43,772	—	5,200	43,772	48,972	205	2025	2025
Mountain Creek	—	—	—	9,268	3,510	5,758	9,268	—
Northside on Travis	10,849	7,160	28,640	21	7,160	28,661	35,821	2,270	2008	2022
Parc at Denham Springs	15,683	6,060	24,240	29	6,060	24,269	30,329	1,927	2007	2022
Parc at Denham Springs Phase II	15,223	1,505	16,975	—	1,505	16,975	18,480	2,610	2010	2009
Residences at Holland Lake	10,006	6,300	25,200	51	6,300	25,251	31,551	2,008	2004	2022
Villas of Park West Phase I	8,779	8,200	32,800	109	8,200	32,909	41,109	2,613	2005	2022
Villas of Park West Phase II	7,977	6,860	27,440	22	6,860	27,462	34,322	2,175	2010	2022
Vista Ridge	9,165	1,339	13,398	6	1,339	13,404	14,743	4,306	2009	2018
	202,389	66,485	403,170	10,599	70,029	410,225	480,254	33,883
Commercial
770 South Post Oak	—	1,763	16,312	1,998	1,763	18,310	20,073	5,148	1970	2015
Browning Place	—	5,096	49,441	15,973	5,096	65,414	70,510	34,572	1984	2005
Stanford Center	—	20,278	21,510	6,843	20,278	28,353	48,631	14,126	2007	2008
Other	—	646	74	4,268	622	4,366	4,988	40
	—	27,783	87,337	29,082	27,759	116,443	144,202	53,886
Developed and Undeveloped Land
Mercer Crossing	—	2,999	—	(166)	2,833	—	2,833	—		2018
Windmill Farms	—	43,608	—	3,288	46,896	—	46,896	—		2006
Other	8,436	19,608	—	(3,593)	16,015	—	16,015	—
	8,436	66,215	—	(471)	65,744	—	65,744	—
	$210,825	$160,483	$490,507	$39,210	$163,532	$526,668	$690,200	$87,769

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2025

	2025	2024	2023
Reconciliation of Real Estate
Balance at January 1,	$636,181	$568,951	$559,875
Additions	74,082	69,145	29,474
Deductions	(20,063)	(1,915)	(20,398)
Balance at December 31,	$690,200	$636,181	$568,951

Reconciliation of Accumulated Depreciation
Balance at January 1,	$78,793	$67,365	$66,054
Additions	11,851	11,662	12,887
Deductions	(2,875)	(234)	(11,576)
Balance at December 31,	$87,769	$78,793	$67,365

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31, 2025

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Value
ABC Land and Development, Inc.	9.50%	6/30/2026	No payments until maturity	$—	$4,408	$4,408
ABC Paradise, LLC	9.50%	6/30/2026	No payments until maturity	—	1,210	1,210
Autumn Breeze	5.00%	7/1/2028	No payments until maturity or conversion	23,563	1,043	1,043
Bellwether Ridge	5.00%	11/1/2026	No payments until maturity or conversion	17,109	3,798	3,798
Dominion at Mercer Crossing	7.75%	6/7/2028	No payments until maturity	37,572	6,167	6,167
Echo Station	4.24%	12/31/2032	Payments from excess property cash flows	12,656	9,881	9,881
Forest Pines	5.00%	5/1/2027	No payments until maturity or conversion	24,945	6,472	6,472
Gruppa Florentina	4.50%	12/31/2039	Periodic payments	—	8,880	8,880
Inwood on the Park	4.24%	6/30/2028	Payments from excess property cash flows	24,281	19,985	19,985
Kensington Park	4.24%	3/31/2027	Payments from excess property cash flows	14,415	5,196	5,196
Lake Shore Villas	4.24%	12/31/2032	Payments from excess property cash flows	20,411	4,852	4,852
Prospectus Endeavors	6.00%	10/23/2029	No payments until maturity	—	496	496
McKinney Ranch	6.00%	9/15/2029	No payments until maturity	—	3,926	3,926
Ocean Estates II	4.24%	5/31/2028	Payments from excess property cash flows	—	3,591	3,591
One Realco Land Holding, Inc.	9.50%	6/30/2026	No payments until maturity	—	1,728	1,728
Parc at Ingleside	5.00%	11/1/2026	No payments until maturity or conversion	23,875	3,759	3,759
Parc at Opelika Phase II	10.00%	1/13/2023	No payments until maturity or conversion	22,044	3,190	3,190
Parc at Windmill Farms	5.00%	11/1/2022	No payments until maturity or conversion	33,774	7,886	7,886
Phillips Foundation for Better Living, Inc.	4.24%	3/31/2028	Payments from excess property cash flows	—	—	—
Plaza at Chase Oaks	4.24%	3/31/2028	Payments from excess property cash flows	8,160	11,303	11,303
Plum Tree	5.00%	8/17/2028	No payments until maturity or conversion	16,882	1,240	1,240
Polk County Land	9.50%	6/30/2026	No payments until maturity	—	3,000	3,000
Riverview on the Park Land, LLC	9.50%	6/30/2026	No payments until maturity	—	1,045	1,045
Spartan Land	6.00%	1/16/2027	No payments until maturity	—	5,907	5,907
Spyglass of Ennis	5.00%	11/1/2028	No payments until maturity or conversion	21,589	4,705	4,705
Steeple Crest	5.00%	8/1/2026	No payments until maturity or conversion	10,544	6,230	6,230
Timbers at The Park	4.24%	12/31/2032	Payments from excess property cash flows	12,594	11,072	11,072
Tuscany Villas	4.24%	4/30/2027	Payments from excess property cash flows	1,403	1,469	1,469
				$325,817	$142,439	$142,439

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
SCHEDULE IV - MORTGAGE LOANS
As of December 31,

	2025	2024	2023
Balance at January 1,	$138,349	$144,142	$139,609
Additions	12,685	—	6,500
Deductions	(8,595)	(5,793)	(1,967)
Balance at December 31,	$142,439	$138,349	$144,142

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2025.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Not applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The affairs of the Company are managed by our Board of Directors ("Directors"). The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.
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
HENRY A. BUTLER, age 75, Director, Independent, since November 2005 and Chairman of the Board since May 2009
Retired (since April 30, 2019); Mr. Butler served as Vice President for Pillar from April 2011 to April 30, 2019. Mr. Butler has been a Director of the Company since November 2005 and Chairman of the Board since May 2009. He also served as Chairman of the Board since May 2009 and as a Director since November 2005 of TCI, and Chairman of the Board since May 2011 and a Director since February 2011 of IOR.

WILLIAM J. HOGAN, age 68, Director, Independent, since February 2020
Retired (since December 31, 2020); Registered Representative and Investment Advisor Representative from January 2013 to December 2020 by Cetera Advisor Networks LLC, a general securities and investment advisory firm, with an office in San Antonio, Texas. From November 2009 through December 2012, Mr. Hogan was a registered representative, employed by Financial Network Investment Corp. in San Antonio, Texas. He holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Agent State Law) and Series 65 (Investment Advisor) licenses issued by Financial Industry Regulatory Authority (“FINRA”). Mr. Hogan has also served as a Director of TCI since February 2020.
ROBERT A. JAKUSZEWSKI, age 63, Director, Independent, since November 2005
Mr. Jakuszewski has been Business Development Manager of Ivy Rehab since May 2025. He was a Territory Manager for Artesa Labs from April 2015 to May 2025, a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has also served as a Director of TCI since November 2005 and a Director of IOR since March 2004.
FERNANDO V. LARA CELIS, age 59, Director, Independent, since October 2023
Mr. Lara is an entrepreneur and the former General Manager and President of FYA Project, LLC, a Schlotzsky’s Deli Franchisee (Restaurant and Fast Food) which owned and operated nine locations in the North Dallas, Texas area. He is also the General Manager and President of UDF de Mexico S.de R.L. de C.V., a Dallas Texas based independent contractor which manages real estate projects Loma Bonita and La Laguna in Tampico, Mexico. Prior to 2006, Mr. Lara was employed by the Mexico State Superior Control Authority in Veracruz, Mexico as a General Auditor and/or Information Manager. He has also served as a Director of TCI and IOR since October 2023. Mr. Lara joined the board on October 11, 2023 to replace Raymond D. Roberts, Sr., who had resigned from the board.
TED R. MUNSELLE, age 70, Director, Independent, since February 2004
Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. He has also served as Director of TCI since February 2004 and Director of IOR since May 2009. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.
Board Meetings and Committees
The Board of Directors held five meetings during 2025. For such year, no incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under our Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
William J. Hogan	X	X	X
Robert A. Jakuszewski	X	Chair	X
Fernando V. Lara Celis	X	X	Chair
Ted R. Munselle	Chair	X	X
Audit Committee
The Audit Committee is responsible for review and oversight of our operating and accounting procedures. Our Audit Committee charter is available on our Investor Relations Website. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. All of the current members of the Audit Committee are independent within the meaning of the SEC Regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. Mr. Ted R. Munselle, the chairman of our Audit Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. All of the members of the Audit Committee meet the experience requirements of the listing standards of the NYSE. The Audit Committee met five times during 2025.
Governance and Nominating Committee
The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee is available on our Investor Relations Website. The Governance and Nominating Committee met two times during 2025.
Compensation Committee
The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to our principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in our Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of our Compensation Committee is available on our Investor Relations Website. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2025.
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
The day following the annual meeting of stockholders held December 10, 2025 for all stockholders of record dated November 3, 2025, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2026.

Determination of Directors' Independence
Our Corporate Governance Guidelines ("Guidelines") meet or exceed the new listing standards adopted during that year by the NYSE. The full text of our Guidelines can be found on our Investor Relations Website.
Pursuant to the Guidelines, the Board undertook its annual review of director independence in May 2025 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of our senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.
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
ERIK L. JOHNSON, 58
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
LOUIS J. CORNA, 78
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
ALLA DZYUBA, 48
Mrs. Dzyuba has served as the Senior Vice President and Chief Accounting Officer of the Company since July 2019. She also serves as Senior Vice President and Chief Accounting Officer of TCI and IOR. Mrs. Dzyuba has over twenty-two years of real estate accounting and financial reporting experience, including six years of broker-dealer regulatory reporting experience.

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
Compliance with Section 16(a) of the Exchange Act
Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of our shares of Common stock are required to report their share ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. All of these filing requirements were satisfied by our directors, executive officers, and 10% holders during the fiscal year ending December 31, 2025. In making these statements, we have relied on the written representations of our incumbent directors and executive officers, 10% holders and copies of the reports that they have filed with the SEC. In December 2021, the Board of Directors adopted the Company's Insider Trading Policy, a copy of which is available on our website at www.americanrealtyinvest.com, at Investor Relations.
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
Pillar, a Nevada corporation, is owned by Realty Advisors, Inc. ("RAI"), a Nevada corporation, which is owned by May Realty Holdings, Inc. ("MRHI"), a Delaware corporation, which is owned by and/or for the benefit of, the children and grandchildren of the late Gene E. Phillips.
Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments. Pillar is required to report quarterly to the Board on the Company's performance against the business plan. In addition, all transactions with Pillar require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.
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
The Advisory Agreement provides for Pillar to receive, as compensation for basic management and advisory services, a gross asset fee ("GAV Fee") of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and excludes receivables from Pillar. In addition, Pillar receives an annual net income fee ("Net Income Fee") equal to 7.5% of our adjusted net income, which is defined as our net income before the effect of income tax and interest on any receivables from the Advisor. The GAV Fee and the Net Income Fee are collectively referred to herein as the Advisory Fee.

The Advisory Agreement further provides that Pillar shall bear the cost of certain employee expenses; rent and other office expenses of both Pillar and us (unless we maintains office space separate from that of Pillar); costs not directly identifiable to our business; and miscellaneous administrative expenses relating to the performance by Pillar of its duties under the Advisory Agreement.
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
We have entered into Development Agreements with Pillar in connection with certain ground-up development projects. These agreements provide for a development fee of 4% of the hard cost associated with the project and are paid out over the construction period.
We have a Cash Management Agreement with Pillar that provides that our funds may be delivered to Pillar which has a deposit liability to us and is responsible for payment of all payables and investment of all excess funds which earned interest at the Secured Overnight Financing Rate ("SOFR"), as set quarterly on the first day of each calendar quarter. Borrowings from Pillar for our benefit bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement. We believe that the terms of the Advisory Agreement are at least as fair as terms that could be obtained from unaffiliated third parties.
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

ITEM 11.    EXECUTIVE COMPENSATION
We have no employees, payroll or benefit plans and pay no compensation to our executive officers. Our executive officers are also officers and employees of Pillar, our Advisor, and are compensated by Pillar. Such executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Under the terms of the Advisory Agreement, we do reimburse Pillar for certain expenses - See Item 10, “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of the compensation payable to Pillar by us.
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
During the year ended December 31, 2025, $90,238 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Henry A. Butler $9,738; William J. Hogan, $20,000; Robert A. Jakuszewski, $20,000; Fernando V. Lara Celis, $20,000; and Ted R. Munselle, $20,500.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of our common stock as of the close of business on March 10, 2026.

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
**    Percentage is based upon 16,152,043 shares of Common stock outstanding at March 10, 2026.
RAI is owned by MRHI, which is owned by and/or for the benefit of, the children and grandchildren of the late Gene E. Phillips.

Security Ownership of Management.
The following table sets forth the ownership of our common stock, both beneficially and of record, both individually and in the aggregate, for our directors and executive officers as of the close of business on March 10, 2026.

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
**    Percentages are based upon 16,152,043 shares of Common Stock outstanding at March 10, 2026.

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
Pillar and Regis are owned by RAI, which is owned by MRHI.
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
In 2025, we paid Pillar advisory fees of $9.5 million and cost reimbursements of $4.3 million and paid Regis property management fees of $0.4 million.
In connection with our ongoing development projects, we paid development fees of $1.9 million to Pillar in 2025.
As of December 31, 2025, we had notes and interest receivables of $67.3 million and $1.5 million, respectively, due from related parties. Refer to Note 9 – Notes Receivable of our consolidated financial statements. During the current period, we recognized interest income of $3.0 million, received $4.0 million principal payments and received interest payments of $3.4 million from these related party notes receivables.
We received rental revenue of $0.6 million for the year ended December 31, 2025 for office space leased to Pillar and Regis.
From time to time, we have made advances and/or borrowings to/from Pillar in accordance with our Cash Management Agreement. These borrowings bear interest at SOFR, as set quarterly on the first day of each calendar quarter. At December 31, 2025, we had a receivable from related parties of $103.6 million and recognized interest income of $4.5 million during the current period.
Director Independence
See “Determination of Director Independence” under Item 10 above to which reference is made.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
For the years ended December 31, 2025 and 2024, we were billed by Farmer, Fuqua and Huff, L.P. for services in the following categories:
Audit Fees. Fees for audit services were $124,500 and $122,625 for the years ended December 31, 2025 and 2024, respectively. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagement.
Tax Fees. No fees for tax services were paid for the years ended December 31, 2025 and 2024. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.
Audit-Related Fees. No fees for audit-related services were paid for the years ended December 31, 2025 and 2024.  These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.
All Other Fees. No other fees were paid for the years ended December 31, 2025 and 2024. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.
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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2025 and 2024 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
1.Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
Notes to Financial Statements
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

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrants Annual Report on on Form 10-K for the year ended December 31, 2024).

21.1 *	Subsidiaries of the Registrant.

31.1 *	Section 302 Certification of Erik L. Johnson, Chief Executive Officer.

31.2*	Section 302 Certification of Alla Dzyuba, Chief Accounting Officer.

32.1 *	Section 906 Certifications of Erik L. Johnson and Alla Dzyuba.

Exhibit Number	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
ITEM 16.    FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Dated: March 12, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER	Chairman of the Board and Director	March 12, 2026
Henry A. Butler

/s/ WILLIAM J. HOGAN	Director	March 12, 2026
William J. Hogan

/s/ ROBERT A. JAKUSZEWSKI	Director	March 12, 2026
Robert A. Jakuszewski

/s/ FERNANDO V. LARA CELIS	Director	March 12, 2026
Fernando V. Lara Celis

/s/ TED R. MUNSELLE	Director	March 12, 2026
Ted R. Munselle

/s/ ERIK L. JOHNSON	President and Chief Executive Officer	March 12, 2026
Erik L. Johnson	(Principal Executive Officer)

/s/ ALLA DZYUBA	Senior Vice President and Chief Accounting Officer	March 12, 2026
Alla Dzyuba	(Principal Financial Officer)