Form 10-Q
period 2026-03-31
AMERICAN REALTY INVESTORS INC
filed 2026-05-07
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 7, 2026, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Real estate	$601,660	$602,431
Cash and cash equivalents	9,588	14,180
Restricted cash	13,435	15,233
Short-term investments	78,668	74,964
Notes receivable (including $64,835 and $67,349 at March 31, 2026 and December 31, 2025, respectively, from related parties)	139,562	142,439
Investment in unconsolidated joint ventures	1,270	1,270
Receivable from related party	102,205	103,558
Other assets (including $619 and $1,475 at March 31, 2026 and December 31, 2025, respectively, from related parties)	142,506	143,250
Total assets	$1,088,894	$1,097,325
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$215,436	$214,367
Accounts payable and other liabilities (including $37 and $30 at March 31, 2026 and December 31, 2025, respectively, from related parties)	44,428	49,629
Accrued interest	3,917	3,811
Deferred revenue	9,791	9,791
Total liabilities	273,572	277,598
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 900,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	63,711	61,039
Retained earnings	553,851	554,402
Total shareholders' equity	619,525	617,404
Noncontrolling interests	195,797	202,323
Total equity	815,322	819,727
Total liabilities and equity	$1,088,894	$1,097,325
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental revenues (including $193 and $145 for the three months ended March 31, 2026 and 2025, respectively, from related parties)	$11,656	$11,427
Other income	685	581
Total revenue	12,341	12,008
Expenses:
Property operating expenses (including $98 and $86 for the three months ended March 31, 2026 and 2025, respectively, from related parties)	7,333	5,977
Depreciation and amortization	3,630	2,883
General and administrative (including $1,003 and $1,002 for the three months ended March 31, 2026 and 2025, respectively, from related parties)	1,486	1,492
Advisory fee to related party	2,083	2,469
Total operating expenses	14,532	12,821
Net operating loss	(2,191)	(813)
Interest income (including $1,770 and $1,899 for the three months ended March 31, 2026 and 2025, respectively, from related parties)	3,824	4,010
Interest expense	(2,968)	(1,820)
Equity in loss from unconsolidated joint ventures	—	(159)
Gain on sale or write down of assets, net	385	3,891
Income tax benefit (provision)	434	(1,146)
Net (loss) income	(516)	3,963
Net income attributable to noncontrolling interests	(35)	(998)
Net (loss) income attributable to common shares	$(551)	$2,965

Earnings per share - basic and diluted	$(0.03)	$0.18
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended March 31, 2026
Balance, January 1, 2026	$1,801	$162	$61,039	$554,402	$617,404	$202,323	$819,727
Net (loss) income	—	—	—	(551)	(551)	35	(516)
Purchase of TCI shares	—	—	—	—	—	(3,887)	(3,887)
Purchase of IOR shares	—	—	—	—	—	(2)	(2)
Adjustment to noncontrolling interest	—	—	2,672	—	2,672	(2,672)	—
Balance, March 31, 2026	$1,801	$162	$63,711	$553,851	$619,525	$195,797	$815,322
Three Months Ended March 31, 2025
Balance, January 1, 2025	$1,801	$162	$61,161	$538,699	$601,823	$200,447	$802,270
Net income	—	—	—	2,965	2,965	998	3,963
Purchase of IOR shares	—	—	—	—	—	(679)	(679)
Adjustment to noncontrolling interest	—	—	118	—	118	(118)	—
Balance, March 31, 2025	$1,801	$162	$61,279	$541,664	$604,906	$200,648	$805,554
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flow From Operating Activities:
Net (loss) income	$(516)	$3,963
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on real estate transactions	(385)	(3,891)
Depreciation and amortization	3,640	2,901
Provision (recovery) of bad debts	90	(25)
Equity in income from unconsolidated joint ventures	—	159
Changes in assets and liabilities:
Other assets	250	(1,762)
Related party receivable	1,353	(1,439)
Accrued interest	106	51
Accounts payable and other liabilities	(3,662)	(7,365)
Net cash provided by (used in) operating activities	876	(7,408)
Cash Flow From Investing Activities:
Collection of notes receivable	2,877	1,664
Purchase of short-term investments	(14,064)	(16,266)
Redemption and/or maturity of short-term investments	10,360	21,207
Development and renovation of real estate	(4,630)	(26,445)
Deferred leasing costs	(10)	(290)
Proceeds from sale of assets	1,031	3,500
Net cash used in investing activities	(4,436)	(16,630)
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	1,752	17,131
Payments on mortgages and other notes payable	(693)	(852)
Purchase of TCI and/or IOR shares	(3,889)	(679)
Net cash (used in) provided by financing activities	(2,830)	15,600
Net decrease in cash, cash equivalents and restricted cash	(6,390)	(8,438)
Cash, cash equivalents and restricted cash, beginning of period	29,413	40,475
Cash, cash equivalents and restricted cash, end of period	$23,023	$32,037
Supplemental cash flow information
Cash paid for interest	$2,660	$1,587
Cash paid for taxes	$—	$3,206
Non-cash investing and financing activities:
Accrued development costs	$5,665	$13,880
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
Our primary business is the acquisition, development and ownership of income-producing multifamily and commercial properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space. We also generate income from the sale of land.
As of March 31, 2026, we own approximately 79.2% of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is listed on the NYSE under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements.
At March 31, 2026, our portfolio of properties consisted of:
•Thirteen multifamily properties in operation, comprising 2,128 units;
•Three multifamily properties in lease-up, comprising 672 units;
•One multifamily property under development, comprising 234 units;
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,001,549 rentable square feet; and
•Approximately 1,786 acres of developed and undeveloped land.
Our day-to-day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Pillar's duties include, but are not limited to, locating, evaluating and recommending real estate-related investment opportunities, asset management, property development, construction management and arranging debt and equity financing. We have no employees; all of our services are performed by Pillar employees. Three of our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Our multifamily properties and one of our commercial properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 12 – Related Party Transactions).
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
The consolidated balance sheet at December 31, 2025 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. Our adoption of the standard on January 1, 2026 did not have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendment in the update clarify interim reporting disclosure requirements in ASC 270 and introduces a new disclosure principal for reporting material events occurring after the most recent annual period. The update is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2025-11 on our consolidated financial statements.
3.    Earnings Per Share
Earnings Per Share (“EPS”) is computed by dividing net income available to common shares by the weighted-average number of common shares outstanding during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(516)	$3,963
Net income attributable to noncontrolling interests	(35)	(998)
Net (loss) income attributable to common shares	$(551)	$2,965

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$(0.03)	$0.18

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
4.    Operating Segments
Segment information is prepared on the same basis that our chief operating decision maker ("CODM") reviews information to assess performance and make resource allocation decisions. Our CODM is our President and Chief Executive Officer. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily properties ("Multifamily Segment") and (ii) the acquisition, ownership and management of commercial real estate properties ("Commercial Segment"). The services for our segments include rental of property and other tenant services, including parking and storage space rental. The key operating metric that the CODM utilizes to evaluate the segments is net operating income ("NOI"), which we defined as property revenue less direct property operating expenses. NOI excludes depreciation, interest income and expenses, general and administrative expenses, advisory fees and income taxes.
The following table presents our reportable segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Multifamily Segment
Revenues	$8,433	$8,764
Segment expenses
Property tax and insurance	(3,114)	(2,535)
Repairs and maintenance	(920)	(640)
Other property expenses	(1,360)	(864)
NOI from multifamily segment	3,039	4,725
Commercial Segment
Revenues	3,908	3,244
Segment expenses
Property tax and insurance	(401)	(624)
Repairs and maintenance	(314)	(274)
Other property expenses	(1,224)	(1,040)
NOI from commercial segment	1,969	1,306
Total NOI from reportable segments	$5,008	$6,031
The table below reflects the reconciliation of NOI from reportable segments to net (loss) income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
NOI from reportable segments	$5,008	$6,031
Other non-segment items of income (expense)
Depreciation and amortization	(3,630)	(2,883)
General and administrative	(1,486)	(1,492)
Advisory fee to related party	(2,083)	(2,469)
Interest income	3,824	4,010
Interest expense	(2,968)	(1,820)
Loss from unconsolidated joint ventures	—	(159)
Gain on sale or write down of assets, net	385	3,891
Income tax benefit (provision)	434	(1,146)
Net (loss) income	$(516)	$3,963

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
The following table summarizes the components of our rental revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Fixed component	$11,282	$11,162
Variable component	374	265
	$11,656	$11,427
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2026	$14,093
2027	13,796
2028	12,728
2029	9,940
2030	7,723
Thereafter	15,550
$73,830
6.    Real Estate Activity
Below is a summary of our real estate as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Land	$117,513	$113,357
Building and improvements	495,682	500,292
Tenant improvements	20,388	20,388
Construction in progress	59,288	56,163
Total cost	692,871	690,200
Less accumulated depreciation	(91,211)	(87,769)
Total real estate	$601,660	$602,431
We incurred depreciation expense of $3,442 and $2,721 for the three months ended March 31, 2026 and 2025, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Construction Activities
As of March 31, 2026, construction in progress includes $46,689 of land lot development costs related to Windmill Farms and $12,599 of costs related to the construction of Mountain Creek, a 234 unit multifamily property in Dallas, Texas, which we expect to complete in 2027. We have entered into a development agreement with Pillar (See Note 12 – Related Party Transactions) to develop the property, which is being funded in part by a construction loan (See Note 11 – Mortgages and Other Notes Payable).
Sale of assets
Gain on sale or write down of assets, net for the three months ended March 31, 2026 and 2025 consists of the following:

	Three Months Ended March 31,
	2026	2025
Land (1)	$598	$3,145
Multifamily Properties (2)	(213)	—
Other	—	746
Total	$385	$3,891
(1)Includes the gain on dispositions of land from our investment in Windmill Farms and other land holdings.
(2)This represents additional costs associated with Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, which we sold on October 10, 2025.
7.    Short-term Investments
The following is a summary of our short term investment as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Corporate bonds, at par value	$58,033	$58,035
Demand notes	21,147	17,418
	79,180	75,453
Less discount	(512)	(489)
	$78,668	$74,964
The average interest rate on the investments was 4.20% and 4.27% at March 31, 2026 and December 31, 2025, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
8.    Notes Receivable
The following table summarizes our notes receivable as of March 31, 2026 and December 31, 2025:

	Carrying value
Property/Borrower	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	950	1,043	5.00%	7/1/28
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Dominion at Mercer Crossing(2)	6,167	6,167	7.75%	6/7/28
Echo Station(3)	9,803	9,881	3.87%	12/31/32
Forest Pines(1)	6,472	6,472	5.00%	5/1/27
Gruppa Florentina(5)	8,880	8,880	4.50%	12/31/37
Inwood on the Park(3)	19,913	19,985	3.87%	6/30/28
Kensington Park(3)	4,545	5,196	3.87%	3/31/27
Lake Shore Villas(3)	4,398	4,852	3.87%	12/31/32
Prospectus Endeavors	496	496	6.00%	10/23/29
McKinney Ranch	3,926	3,926	6.00%	9/15/29
Ocean Estates II(3)	2,640	3,591	3.87%	5/31/28
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(4)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(4)	7,886	7,886	5.00%	11/1/22
Plaza at Chase Oaks(3)	11,276	11,303	3.87%	3/31/28
Plum Tree(1)	1,240	1,240	5.00%	8/17/28
Polk County Land	3,000	3,000	9.50%	6/30/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
Spartan Land	5,907	5,907	6.00%	1/16/27
Spyglass of Ennis(1)	4,705	4,705	5.00%	11/1/28
Steeple Crest(1)	5,960	6,230	5.00%	8/1/26
Timbers at The Park(3)	10,960	11,072	3.87%	12/31/32
Tuscany Villas(3)	1,300	1,469	3.87%	4/30/27
	$139,562	$142,439
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and is collateralized by the underlying development property.
(2)     The note bears interest at prime plus 1%.
(3)    Principal and interest payments on the notes from Unified Housing Foundation, Inc. (“UHF”) are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes. The notes bear interest at the Secured Overnight Financing Rate ("SOFR") in effect on the last day of the preceding calendar quarter. UHF is determined to be a related party (See Note 12 - Related Party Transactions).
(4)    We are working with the borrower to extend the maturity and/or exercise our conversion option.
(5)    The note bears interest at 4.50% until December 31, 2026, then 6.00% until December 31, 2029, and then 7.00% until maturity. The note is collateralized by the equity interest in Gruppa that we sold in 2025 (See Note 9 – Investment in Unconsolidated Joint Ventures).

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
9.    Investment in Unconsolidated Joint Ventures
We had a 20% ownership interest in Gruppa Florentina, LLC ("Gruppa" or "Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations.
On December 5, 2025, we sold our interest in Gruppa for $12,685, which resulted in gain on sale of $2,318. The sales price was funded by a note receivable (See Note 9 - Notes Receivable) that is collateralize by the equity interest in Milano that we sold in 2025.
Concurrent with the sale of Milano, we invested $1,270 for a 20% ownership interest in Avanti Bene, Inc. ("Avanti"), a newly formed joined venture that invests in various emerging restaurant concepts. We account for our investment in Avanti under the equity method of accounting.
10.    Other Assets
At March 31, 2026 and December 31, 2025, our other assets are comprised of the following:

	March 31, 2026	December 31, 2025
Acquisition deposits	$15,269	$15,269
District receivables (1)	56,027	55,693
Interest receivable (2)	18,118	18,647
Tenant and other receivables	5,173	5,244
Prepaid expenses and other assets	7,902	8,380
Income tax receivable	39,040	39,040
Deferred tax assets	977	977
	$142,506	$143,250
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms (See Note 6 - Real Estate Activity). These costs are reimbursable through road and utility bonds issued by certain freshwater districts of Kaufman County Texas.
(2)    Includes $619 and $1,475 at March 31, 2026 and December 31, 2025, respectively, related to notes receivable from UHF (See Note 8 - Notes Receivable and Note 12 - Related Party Transactions ).

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of March 31, 2026 and December 31, 2025:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	March 31, 2026	December 31, 2025
Alera(1)	29,393	29,243	6.68%	9/15/2026
Bandera Ridge(2)	19,827	18,808	6.68%	12/15/2028
Blue Lake Villas(3)	9,100	9,146	3.15%	11/1/2055
Blue Lake Villas Phase II(3)	3,171	3,192	2.85%	6/1/2052
Chelsea(3)	7,637	7,686	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(4)	6,447	6,442	5.83%	8/1/2031
Landing on Bayou Cane(3)	13,798	13,872	3.52%	9/1/2053
Legacy at Pleasant Grove(3)	11,945	12,034	3.55%	4/1/2048
Merano(5)	24,867	24,284	7.00%	11/6/2028
New Concept Energy(6)	3,542	3,542	3.87%	9/30/2027
Northside on Travis(3)	10,779	10,849	2.50%	2/1/2053
Parc at Denham Springs(3)	15,590	15,683	3.75%	4/1/2051
Parc at Denham Springs Phase II(3)	15,172	15,223	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake(3)	9,952	10,006	3.60%	3/1/2053
Villas of Park West Phase I(3)	8,727	8,779	3.04%	3/1/2053
Villas of Park West Phase II(3)	7,931	7,977	3.18%	3/1/2053
Vista Ridge(3)	9,122	9,165	4.00%	8/1/2053
	$215,436	$214,367

(1)    The construction loan allows borrowings up to $33,000 to finance the development of Alera, bears interest at SOFR plus 3% and was to mature on March 15, 2026. The loan has been extended to September 15, 2026, with two one-year extension options.
(2)    The construction loan allows borrowings up to $23,500 construction loan to finance the development of Bandera Ridge, bears interest at SOFR plus 3% and matures on December 15, 2028.
(3)    The loan is insured by the U.S. Department of Housing and Urban Development under the Federal Housing Administration program.
(4)    The loan that bears interest at SOFR plus 2.15% and matures on August 1, 2031.
(5)    The construction loan allows borrowings up to $25,407 to finance the development of Merano, bears interest at prime plus 0.25% and matures on November 6, 2028.
(6)    The loan bears interest at SOFR.

We have a construction loan to build Mountain Creek (See Note 6 - Real Estate Activity) that allows for borrowings of up to $27,500, bears interest at SOFR plus 3.45% and matures on March 15, 2029. As of March 31, 2026, we have not borrowed on the loan.
As of March 31, 2026, we were in compliance with all of our loans covenants.
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
Pillar and Regis are wholly owned by a subsidiary of May Realty Holdings, Inc. ("MRHI"), which owns approximately 90.8% of the Company. Pillar is compensated for advisory services in accordance with an advisory agreement and is compensated for development and construction services in accordance with project specific development agreements. Regis receives property management fees in accordance with the terms of its property-level management agreements. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $193 and $145 for the three months ended March 31, 2026 and 2025, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $98 and $86 for the three months ended March 31, 2026 and 2025, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,003 and $1,002 for the three months ended March 31, 2026 and 2025, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,083 and $2,469 for the three months ended March 31, 2026 and 2025, respectively. Development fees paid to Pillar were $108 and $730 for the three months ended March 31, 2026 and 2025, respectively.
Notes receivable include amounts held by UHF (See Note 8 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest at SOFR as of the last day of the preceding calendar quarter. Interest income on the UHF notes and the Pillar Receivable was $1,770 and $1,899 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest on the UHF notes receivable was $619 and $1,475 at March 31, 2026 and December 31, 2025, respectively (See Note 10 – Other Assets).
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR").
On January 12, 2026, we purchased 70,023 shares of TCI in a private transaction for a total cost of $3,886.
On January 29, 2025, TCI acquired 21,678 shares of IOR through a tender offer for a total cost of $454. In addition, TCI purchased 32,845 common shares of IOR in the open market in 2025 for a total cost of $583. During the three months ended March 31, 2026, TCI purchased an additional 93 shares of IOR on the open market.
We owned 79.2% and 78.4% of TCI at March 31, 2026 and December 31, 2025, respectively, which in turn owned 84.6% of IOR as of March 31, 2026 and December 31, 2025.

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
As of March 31, 2026 and December 31, 2025, we had deferred gain of $9,791.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, TCI and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax (benefit) provision:

	Three Months Ended March 31,
	2026	2025
Current	$(28)	$(972)
Deferred	(406)	2,118
	$(434)	$1,146
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
We are defendants in litigation related to a property sale that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a verdict in our favor. The trial court granted the Plaintiffs ("Nixdorf") a new trial, which we challenged by mandamus. On January 14, 2026, the Dallas Court of Appeals granted our petition and ordered the trial court to (1) vacate its new-trial order and (2) enter judgment in our favor on the jury’s verdict. On March 11, 2026, Nixdorf filed a writ of mandamus with the Texas Supreme Court, which has ordered a response from us by May 27, 2026.
We are a defendant in litigation with BT Cole Two regarding their exercise of an option to purchase 200 developed lots in Windmill Farms. The dispute relates to alleged contract breaches arising from alleged development delays and associated purchase pricing amount for the lots. The matter is currently in the discovery phase, with mediation anticipated before trial currently scheduled for October 2026. We intend to continue to vigorously defend against the allegations. While the ultimate outcome of the dispute is not determinable at this time, a loss is possible but the range of which, if any, cannot be reasonably estimated at this time.
17. Subsequent Events
The date to which events occurring after March 31, 2026, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 7, 2026, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
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
•demand for multifamily and commercial properties in our markets and the effect on occupancy and rental rates;
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
•costs of compliance with the Americans with Disabilities Act and other similar laws and regulations; and
•potential liability for uninsured losses and environmental contamination.
The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” Annual Report on Form 10-K, which investors should review.

Management's Overview
We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development throughout the Southern United States. Our portfolio of income-producing properties includes residential apartment communities ("multifamily properties"), office buildings and retail properties ("commercial properties"). Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for specific development projects.
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
•On October 10, 2025, we sold Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, for $28.0 million. We used the proceeds from the sale to pay off the loan on the property (See "Financing Activities") and for general corporate purposes.
•During the year ended December 31, 2025, we sold 72 lots from our holdings in Windmill Farms for $3.3 million, resulting in a gain on sale of $2.6 million.
•During the three months ended March 31, 2026, we sold 21 lots from our holdings in Windmill Farms for $1.0 million, resulting in a gain on sale of $0.8 million.

Financing Activities
•On May 30, 2025, we paid off the $10.8 million loan on 770 South Post Oak with cash on hand.
•On October 10, 2025, we paid off the $18.8 million loan on Villas at Bon Secour in connection with the sale of the underlying property (See "Disposition Activities").
•On April 30, 2026, we extended the loan on Alera to September 15, 2026. The loan contains two one-year extension options.
Development Activities
We have agreements to develop two parcels of land from our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes. During the three months ended March 31, 2026, we spent $0.4 million on reimbursable infrastructure investments.
We have entered into development agreements with Pillar to develop multifamily properties. Each of these development projects is being funded in part by a construction loan. In 2025, we completed the construction of Alera, a 240 unit multifamily property in Lake Wales, Florida; Bandera Ridge, a 216 unit multifamily property in Temple, Texas; and Merano, a 216 unit multifamily property in McKinney, Texas. All three of these properties are currently in lease-up, which are expected to stabilize in 2026. We are currently constructing Mountain Creek, a 234 unit multifamily property in Dallas, Texas, which is expected to be completed in 2027. As of March 31, 2026, we've incurred a total of $12.6 million in the construction of Mountain Creek and expect to expend an additional $37.4 million to complete the project, which will be funded in part by a construction loan that allows for borrowings of up to $27.5 million.
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
For purposes of the discussion below, we define "Same Properties" as all of our properties with the exception of those properties that have been recently constructed or are in lease-up (“Development Properties”), properties that have recently been acquired ("Acquisition Properties") and properties that have been disposed ("Disposition Properties"). A developed property is considered substantially complete or leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially complete or in operation for the entirety of both periods of comparison.
For the comparison of three months ended March 31, 2026 to the three months ended March 31, 2025, the Development Properties were Alera, Bandera Ridge and Merano (See "Development Activities" in Management's Overview); and the Disposition Property was Villas at Bon Secour. There were no Acquisition Properties.

The following table (dollars in thousands) summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Variance
Multifamily Segment
Revenue	$8,433	$8,764	$(331)
Operating expenses	(5,394)	(4,039)	(1,355)
	3,039	4,725	(1,686)
Commercial Segment
Revenue	3,908	3,244	664
Operating expenses	(1,939)	(1,938)	(1)
	1,969	1,306	663
Segment operating income ("NOI")	5,008	6,031	(1,023)
Other non-segment items of income (expense)
Depreciation and amortization	(3,630)	(2,883)	(747)
General, administrative and advisory	(3,569)	(3,961)	392
Interest income, net	856	2,190	(1,334)
Gain on sale or write down of assets, net	385	3,891	(3,506)
Loss from joint ventures	—	(159)	159
Other income (expense)	434	(1,146)	1,580
Net (loss) income	$(516)	$3,963	$(4,479)
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025:
Our $4.5 million decrease in net income is primarily attributed to the following:
•Our multifamily segment had a $1.7 million decrease in NOI, which was attributed to decreases of $0.7 million from the Development Properties, $0.6 million from the Same Properties and $0.4 million from the Disposition Property. The decrease in NOI from the Development Properties is primarily due to the lease-up of newly constructed properties in 2025 (See "Development Activities" in Management's Overview).
•The $0.7 million increase in NOI from our commercial segment is primarily due to an increase in occupancy at Browning Place and Stanford Center.
•The $1.3 million decrease in interest income, net is due to a $0.2 million decrease in interest income and a $1.1 million increase in interest expense. The decrease in interest income was primarily due to a decrease in funds available for investments and a decline in interest rates. The increase in interest expense is primarily due the interest on the Development Properties that were placed in service in the fourth quarter of 2025 (See "Development Activities" in Management's Overview).
•The $3.5 million decrease in gain on sale or write down of assets, net is primarily due to the gain on condemnation of land at Windmill Farms in 2025 (See "Disposition Activities" in Management's Overview).
•The change in other income (expense) is primarily attributed to the decrease in the tax provision, which was due to the gain on real estate transactions in 2025.

Liquidity and Capital Resources
Our principal sources of cash have been, and will continue to be, property operations; proceeds from land and income-producing property sales; collection of notes receivable;redemption of short-term investments; refinancing of existing mortgage notes payable; and additional borrowings, including mortgage and other notes payable.
Our principal liquidity needs are to fund normal recurring expenses; meet debt service and principal repayment obligations including balloon payments on maturing debt; fund capital expenditures, including tenant improvements and leasing costs; fund development costs not covered under construction loans; and fund possible property acquisitions.
We anticipate that our cash and cash equivalents as of March 31, 2026, along with cash that will be generated from notes related party receivables and investment in short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Variance
Net cash provided by (used in) operating activities	$876	$(7,408)	$8,284
Net cash used in investing activities	$(4,436)	$(16,630)	$12,194
Net cash (used in) provided by financing activities	$(2,830)	$15,600	$(18,430)
The $8.3 million decrease in cash used in operating activities is primarily due to a $2.0 million increase in other assets, a $3.7 million decrease in accounts payable and other liabilities, a decrease in interest income and an increase in our tax provision.
The $12.2 million decrease in cash used in investing activities is primarily due to the $21.8 million decrease in development and renovation of real estate offset in part by the $8.6 million decrease in net redemption of short-term investments. The decrease in development and renovation of real estate is primarily due to the completion of the construction of Alera, Bandera Ridge and Merano in 2025 (See "Development Activities" in Management's Overview). The decrease in net redemption of short-term investments was due to the repayment of the mortgage on 770 South Post Oak in 2025.
The $18.4 million decrease in cash provided by financing activities was primarily due to the $15.4 million decrease in borrowings on the Alera, Bandera Ridge and Merano construction loans in 2025 (See "Development Activities" in Management's Overview) and the $3.9 million purchase of additional shares of TCI in 2026.

Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and consider FFO as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or (losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis.
FFO is useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as we believe real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. We believe that such a presentation also provides investors with a meaningful measure of our operating results in comparison to the operating results of other real estate companies.
We believe that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. We also caution that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate companies.
We compensate for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net income to FFO. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.
The following table reconciles net income attributable to the Company to FFO for the three months ended March 31, 2026 and 2025 (dollars and shares in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income attributable to common shares	$(551)	$2,965
Depreciation and amortization	3,630	2,883
Gain on sale or write down of assets, net	(385)	(3,891)
Gain on sale of land	598	3,145
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	—	60
FFO	$3,292	$5,162

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
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None
ITEM 1A    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the 2025 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2025 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the three months ended March 31, 2026. As of March 31, 2026, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: May 7, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer