Form 10-Q
period 2026-06-30
AMERICAN REALTY INVESTORS INC
filed 2026-08-06
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of August 6, 2026, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Real estate	$603,217	$602,431
Cash and cash equivalents	10,849	14,180
Restricted cash	11,237	15,233
Short-term investments	73,438	74,964
Notes receivable (including $64,835 and $67,349 at June 30, 2026 and December 31, 2025, respectively, from related parties)	139,974	142,439
Investment in unconsolidated joint ventures	1,270	1,270
Receivable from related party	104,305	103,558
Other assets (including $1,214 and $1,475 at June 30, 2026 and December 31, 2025, respectively, from related parties)	145,847	143,250
Total assets	$1,090,137	$1,097,325
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$218,028	$214,367
Accounts payable and other liabilities (including $31 and $30 at June 30, 2026 and December 31, 2025, respectively, from related parties)	44,367	49,629
Accrued interest	4,297	3,811
Deferred revenue	9,791	9,791
Total liabilities	276,483	277,598
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 900,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	63,842	61,039
Retained earnings	552,841	554,402
Total shareholders' equity	618,646	617,404
Noncontrolling interests	195,008	202,323
Total equity	813,654	819,727
Total liabilities and equity	$1,090,137	$1,097,325
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenues (including $152 and $144 for the three months ended June 30, 2026 and 2025, respectively, and $345 and $289 for the six months ended June 30, 2026 and 2025, respectively, from related parties)	$12,236	$11,510	$23,892	$22,937
Other income	630	650	1,315	1,231
Total revenue	12,866	12,160	25,207	24,168
Expenses:
Property operating expenses (including $92 and $88 for the three months ended June 30, 2026 and 2025, respectively, and $190 and $174 for the six months ended June 30, 2026 and 2025, respectively, from related parties)	8,176	6,535	15,509	12,512
Depreciation and amortization	3,697	3,062	7,327	5,945
General and administrative (including $1,044 and $1,057 for the three months ended June 30, 2026 and 2025, respectively, and $2,047 and $2,059 for the six months ended June 30, 2026 and 2025, respectively, from related parties)	1,498	1,534	2,984	3,026
Advisory fee to related party	2,044	2,042	4,127	4,511
Total operating expenses	15,415	13,173	29,947	25,994
Net operating loss	(2,549)	(1,013)	(4,740)	(1,826)
Interest income (including $1,393 and $1,892 for the three months ended June 30, 2026 and 2025, respectively, and $3,163 and $3,791 for the six months ended June 30, 2026 and 2025, respectively, from related parties)	2,810	3,353	6,634	7,363
Interest expense	(2,803)	(1,777)	(5,771)	(3,597)
Equity in loss from unconsolidated joint ventures	412	19	412	(140)
Gain on sale or write down of assets, net	814	947	1,199	4,838
Income tax benefit	71	1,335	505	189
Net (loss) income	(1,245)	2,864	(1,761)	6,827
Net loss (income) attributable to noncontrolling interests	235	(37)	200	(1,035)
Net (loss) income attributable to common shares	$(1,010)	$2,827	$(1,561)	$5,792

Earnings per share - basic and diluted	$(0.06)	$0.18	$(0.10)	$0.36
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended June 30, 2026
Balance, April 1, 2026	$1,801	$162	$63,711	$553,851	$619,525	$195,797	$815,322
Net loss	—	—	—	(1,010)	(1,010)	(235)	(1,245)
Purchase of IOR shares	—	—	—	—	—	(423)	(423)
Adjustment to noncontrolling interest	—	—	131	—	131	(131)	—
Balance, June 30, 2026	$1,801	$162	$63,842	$552,841	$618,646	$195,008	$813,654
Three Months Ended June 30, 2025
Balance, April 1, 2025	$1,801	$162	$61,279	$541,664	$604,906	$200,648	$805,554
Net income	—	—	—	2,827	2,827	37	2,864
Repurchase of treasury shares by IOR	—	—	—	—	—	(346)	(346)
Adjustment to noncontrolling interest	—	—	38	—	38	(38)	—
Balance, June 30, 2025	$1,801	$162	$61,317	$544,491	$607,771	$200,301	$808,072
Six Months Ended June 30, 2026
Balance, January 1, 2026	$1,801	$162	$61,039	$554,402	$617,404	$202,323	$819,727
Net (loss) income	—	—	—	(1,561)	(1,561)	(200)	(1,761)
Purchase of TCI shares	—	—	—	—	—	(3,887)	(3,887)
Purchase of IOR shares	—	—	—	—	—	(425)	(425)
Adjustment to noncontrolling interest	—	—	2,803	—	2,803	(2,803)	—
Balance, June 30, 2026	$1,801	$162	$63,842	$552,841	$618,646	$195,008	$813,654
Six Months Ended June 30, 2025
Balance, January 1, 2025	$1,801	$162	$61,161	$538,699	$601,823	$200,447	$802,270
Net income	—	—	—	5,792	5,792	1,035	6,827
Purchase of IOR shares	—	—	—	—	—	(1,025)	(1,025)
Adjustment to noncontrolling interest	—	—	156	—	156	(156)	—
Balance, June 30, 2025	$1,801	$162	$61,317	$544,491	$607,771	$200,301	$808,072
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flow From Operating Activities:
Net (loss) income	$(1,761)	$6,827
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on real estate transactions	(1,199)	(4,838)
Depreciation and amortization	7,371	5,979
Provision (recovery) of bad debts	184	(47)
Equity in income from unconsolidated joint ventures	(412)	140
Changes in assets and liabilities:
Other assets	(3,373)	(5,440)
Related party receivable	(747)	(4,512)
Accrued interest	486	112
Accounts payable and other liabilities	(2,070)	(8,545)
Net cash used in operating activities	(1,521)	(10,324)
Cash Flow From Investing Activities:
Collection of notes receivable	2,877	1,664
Purchase of short-term investments	(29,005)	(17,308)
Redemption and/or maturity of short-term investments	30,531	39,060
Development and renovation of real estate	(11,548)	(53,376)
Deferred leasing costs	(30)	(339)
Proceeds from sale of assets	2,064	4,868
Net cash used in investing activities	(5,111)	(25,431)
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	5,047	43,027
Payments on mortgages and other notes payable	(1,393)	(12,508)
Purchase of TCI and/or IOR shares	(4,312)	(1,025)
Deferred financing costs	(37)	—
Net cash (used in) provided by financing activities	(695)	29,494
Net decrease in cash, cash equivalents and restricted cash	(7,327)	(6,261)
Cash, cash equivalents and restricted cash, beginning of period	29,413	40,475
Cash, cash equivalents and restricted cash, end of period	$22,086	$34,214
Supplemental cash flow information
Cash paid for interest	$4,877	$3,122
Cash paid for taxes	$230	$166
Non-cash investing and financing activities:
Accrued development costs	$4,012	$13,738
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
As of June 30, 2026, we own approximately 79.2% of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is listed on the NYSE under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements.
At June 30, 2026, our portfolio of properties consisted of:
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
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
We consolidate entities in which we are considered to be the primary beneficiary of a variable interest entity (“VIE”) or have a majority of the voting interest of the entity. We have determined that we are a primary beneficiary of the VIE when we have (i) the power to direct the activities of a VIE that most significantly impacts its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, we consider qualitative and quantitative factors, including ownership interest, management representation, ability to control decisions and other contractual rights. We account for entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary under the equity method of accounting. Accordingly, we include our share of the net earnings or losses of these entities in our results of operations.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendment in the update clarifies interim reporting disclosure requirements in ASC 270 and introduces a new disclosure principle for reporting material events occurring after the most recent annual period. The update is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of adopting ASU 2025-11 on our consolidated financial statements.
3.    Earnings Per Share
Earnings Per Share (“EPS”) is computed by dividing net income available to common shares by the weighted-average number of common shares outstanding during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(1,245)	$2,864	$(1,761)	$6,827
Net loss (income) attributable to noncontrolling interests	235	(37)	200	(1,035)
Net (loss) income attributable to common shares	$(1,010)	$2,827	$(1,561)	$5,792

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$(0.06)	$0.18	$(0.10)	$0.36

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
The following table presents our reportable segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Multifamily Segment
Revenues	$8,950	$8,493	$17,383	$17,257
Segment expenses
Property tax and insurance	(3,554)	(2,522)	(6,668)	(5,057)
Repairs and maintenance	(1,140)	(986)	(2,060)	(1,626)
Other property expenses	(1,423)	(1,023)	(2,783)	(1,888)
NOI from multifamily segment	2,833	3,962	5,872	8,686
Commercial Segment
Revenues	3,916	3,667	7,824	6,911
Segment expenses
Property tax and insurance	(489)	(608)	(890)	(1,232)
Repairs and maintenance	(376)	(368)	(690)	(642)
Other property expenses	(1,194)	(1,028)	(2,418)	(2,067)
NOI from commercial segment	1,857	1,663	3,826	2,970
Total NOI from reportable segments	$4,690	$5,625	$9,698	$11,656
The table below reflects the reconciliation of NOI from reportable segments to net (loss) income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NOI from reportable segments	$4,690	$5,625	$9,698	$11,656
Other non-segment items of income (expense)
Depreciation and amortization	(3,697)	(3,062)	(7,327)	(5,945)
General and administrative	(1,498)	(1,534)	(2,984)	(3,026)
Advisory fee to related party	(2,044)	(2,042)	(4,127)	(4,511)
Interest income	2,810	3,353	6,634	7,363
Interest expense	(2,803)	(1,777)	(5,771)	(3,597)
Income (loss) from unconsolidated joint ventures	412	19	412	(140)
Gain on sale or write down of assets, net	814	947	1,199	4,838
Income tax benefit	71	1,335	505	189
Net (loss) income	$(1,245)	$2,864	$(1,761)	$6,827

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
The following table summarizes the components of our rental revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed component	$11,796	$11,231	$23,078	$22,393
Variable component	440	279	814	544
	$12,236	$11,510	$23,892	$22,937
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2026	$14,001
2027	13,614
2028	11,972
2029	9,350
2030	7,646
Thereafter	13,590
$70,173
6.    Real Estate Activity
Below is a summary of our real estate as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Land	$117,513	$113,357
Building and improvements	496,516	500,292
Tenant improvements	20,399	20,388
Construction in progress	63,501	56,163
Total cost	697,929	690,200
Less accumulated depreciation	(94,712)	(87,769)
Total real estate	$603,217	$602,431
We incurred depreciation expense of $3,501 and $2,880 for the three months ended June 30, 2026 and 2025, respectively, $6,943 and $5,601 for the six months ended June 30, 2026 and 2025, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Construction Activities
As of June 30, 2026, construction in progress includes $46,480 of land lot development costs related to Windmill Farms and $17,021 of costs related to the construction of Mountain Creek, a 234 unit multifamily property in Dallas, Texas, which we expect to complete in 2027. We have entered into a development agreement with Pillar (See Note 12 – Related Party Transactions) to develop the property, which is being funded in part by a construction loan (See Note 11 – Mortgages and Other Notes Payable).
Sale of assets
Gain on sale or write down of assets, net for the three and six months ended June 30, 2026 and 2025 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Land (1)	$814	$947	$1,412	$4,092
Multifamily Properties (2)	—	—	(213)	—
Other	—	—	—	746
Total	$814	$947	$1,199	$4,838
(1)Includes the gain on dispositions of land from our investment in Windmill Farms and other land holdings.
(2)This represents additional costs associated with Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, which we sold on October 10, 2025.
7.    Short-term Investments
The following is a summary of our short term investment as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Corporate bonds, at par value	$58,034	$58,035
Demand notes	15,842	17,418
	73,876	75,453
Less discount	(438)	(489)
	$73,438	$74,964
The average interest rate on the investments was 4.10% and 4.27% at June 30, 2026 and December 31, 2025, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
8.    Notes Receivable
The following table summarizes our notes receivable as of June 30, 2026 and December 31, 2025:

	Carrying value
Property/Borrower	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	7.00%	6/30/31
ABC Paradise, LLC	1,210	1,210	7.00%	6/30/31
Autumn Breeze(1)	950	1,043	5.00%	7/1/28
Bellwether Ridge(1)	3,798	3,798	5.00%	11/1/26
Dominion at Mercer Crossing(2)	6,167	6,167	7.75%	6/7/28
Echo Station(3)	9,803	9,881	3.68%	12/31/32
Forest Pines(1)	6,472	6,472	5.00%	5/1/27
Gruppa Florentina(5)	9,292	8,880	4.50%	12/31/37
Inwood on the Park(3)	19,913	19,985	3.68%	6/30/28
Kensington Park(3)	4,545	5,196	3.68%	3/31/27
Lake Shore Villas(3)	4,398	4,852	3.68%	12/31/32
Prospectus Endeavors	496	496	6.00%	10/23/29
McKinney Ranch	3,926	3,926	6.00%	9/15/29
Ocean Estates II(3)	2,640	3,591	3.68%	5/31/28
One Realco Land Holding, Inc.	1,728	1,728	7.00%	6/30/31
Parc at Ingleside(1)	3,759	3,759	5.00%	11/1/26
Parc at Opelika Phase II(1)(4)	3,190	3,190	10.00%	1/13/23
Parc at Windmill Farms(1)(4)	7,886	7,886	5.00%	11/1/22
Plaza at Chase Oaks(3)	11,276	11,303	3.68%	3/31/28
Plum Tree(1)	1,240	1,240	5.00%	8/17/28
Polk County Land	3,000	3,000	7.00%	6/30/31
Riverview on the Park Land, LLC	1,045	1,045	7.00%	6/30/31
Spartan Land	5,907	5,907	6.00%	1/16/27
Spyglass of Ennis(1)	4,705	4,705	5.00%	11/1/28
Steeple Crest(1)	5,960	6,230	5.00%	8/1/26
Timbers at The Park(3)	10,960	11,072	3.68%	12/31/32
Tuscany Villas(3)	1,300	1,469	3.68%	4/30/27
	$139,974	$142,439
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
On December 5, 2025, we sold our interest in Gruppa for $12,685, which resulted in gain on sale of $2,318. The sales price was funded by a note receivable (See Note 8 - Notes Receivable) that is collateralized by the equity interest in Milano that we sold in 2025.
Concurrent with the sale of Milano, we invested $1,270 for a 20% ownership interest in Avanti Bene, Inc. ("Avanti"), a newly formed joint venture that invests in various emerging restaurant concepts. We account for our investment in Avanti under the equity method of accounting.
10.    Other Assets
At June 30, 2026 and December 31, 2025, our other assets are comprised of the following:

	June 30, 2026	December 31, 2025
Acquisition deposits	$15,269	$15,269
District receivables (1)	55,748	55,693
Interest receivable (2)	19,510	18,647
Tenant and other receivables	5,485	5,244
Prepaid expenses and other assets	9,818	8,380
Income tax receivable	39,040	39,040
Deferred tax assets	977	977
	$145,847	$143,250
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms (See Note 6 - Real Estate Activity). These costs are reimbursable through road and utility bonds issued by certain freshwater districts of Kaufman County Texas.
(2)    Includes $1,214 and $1,475 at June 30, 2026 and December 31, 2025, respectively, related to notes receivable from UHF (See Note 8 - Notes Receivable and Note 12 - Related Party Transactions ).

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of June 30, 2026 and December 31, 2025:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	June 30, 2026	December 31, 2025
Alera(1)	29,349	29,243	6.68%	9/15/2026
Bandera Ridge(2)	22,858	18,808	6.68%	12/15/2028
Blue Lake Villas(3)	9,053	9,146	3.15%	11/1/2055
Blue Lake Villas Phase II(3)	3,151	3,192	2.85%	6/1/2052
Chelsea(3)	7,588	7,686	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(4)	6,452	6,442	5.83%	8/1/2031
Landing on Bayou Cane(3)	13,723	13,872	3.52%	9/1/2053
Legacy at Pleasant Grove(3)	11,855	12,034	3.55%	4/1/2048
Merano(5)	25,163	24,284	7.00%	11/6/2028
New Concept Energy(6)	3,542	3,542	3.68%	9/30/2027
Northside on Travis(3)	10,709	10,849	2.50%	2/1/2053
Parc at Denham Springs(3)	15,496	15,683	3.75%	4/1/2051
Parc at Denham Springs Phase II(3)	15,121	15,223	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake(3)	9,897	10,006	3.60%	3/1/2053
Villas of Park West Phase I(3)	8,675	8,779	3.04%	3/1/2053
Villas of Park West Phase II(3)	7,884	7,977	3.18%	3/1/2053
Vista Ridge(3)	9,076	9,165	4.00%	8/1/2053
	$218,028	$214,367

(1)    The construction loan allows borrowings up to $33,000, bears interest at SOFR plus 3% and was to mature on March 15, 2026. The loan has been extended to September 15, 2026, with two one-year extension options.
(2)    The construction loan allows borrowings up to $23,500, bears interest at SOFR plus 3% and matures on December 15, 2028.
(3)    The loan is insured by the U.S. Department of Housing and Urban Development under the Federal Housing Administration program.
(4)    The loan that bears interest at SOFR plus 2.15% and matures on August 1, 2031.
(5)    The construction loan allows borrowings up to $25,407, bears interest at prime plus 0.25% and matures on November 6, 2028.
(6)    The loan bears interest at SOFR.

We have a construction loan to build Mountain Creek (See Note 6 - Real Estate Activity) that allows for borrowings of up to $27,500, bears interest at SOFR plus 3.45% and matures on March 15, 2029. As of June 30, 2026, we have not borrowed on the loan.
As of June 30, 2026, we were in compliance with all of our loan covenants.
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
Pillar and Regis are wholly owned by a subsidiary of May Realty Holdings, Inc. ("MRHI"), which owns approximately 91.0% of the Company. Pillar is compensated for advisory services in accordance with an advisory agreement and is compensated for development and construction services in accordance with project specific development agreements. Regis receives property management fees in accordance with the terms of its property-level management agreements. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $152 and $144 for the three months ended June 30, 2026 and 2025, respectively, and $345 and $289 for the six months ended June 30, 2026 and 2025, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $92 and $88 for the three months ended June 30, 2026 and 2025, respectively, and $190 and $174 for the six months ended June 30, 2026 and 2025, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,044 and $1,057 for the three months ended June 30, 2026 and 2025, respectively, and $2,047 and $2,059 for the six months ended June 30, 2026 and 2025, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,044 and $2,042 for the three months ended June 30, 2026 and 2025, respectively, and $4,127 and $4,511 for the six months ended June 30, 2026 and 2025, respectively. Development fees paid to Pillar were $192 and $488 for the three months ended June 30, 2026 and 2025, respectively, and $300 and $1,218 for the six months ended June 30, 2026 and 2025, respectively.
Notes receivable include amounts held by UHF (See Note 8 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest at SOFR as of the last day of the preceding calendar quarter. Interest income on the UHF notes and the Pillar Receivable was $1,393 and $1,892 for the three months ended June 30, 2026 and 2025, respectively, and $3,163 and $3,791 for the six months ended June 30, 2026 and 2025, respectively.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR").
On January 12, 2026, we purchased 70,023 shares of TCI in a private transaction for a total cost of $3,886.
On January 29, 2025, TCI acquired 21,678 shares of IOR through a tender offer for a total cost of $454. In addition, TCI purchased 32,845 common shares of IOR in the open market in 2025 for a total cost of $583. During the six months ended June 30, 2026, TCI purchased an additional 23,560 shares of IOR in the open market for a total cost of $425.
We owned 79.2% and 78.4% of TCI at June 30, 2026 and December 31, 2025, respectively, which in turn owned 85.1% of IOR as of June 30, 2026 and December 31, 2025.

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
As of June 30, 2026 and December 31, 2025, we had deferred gain of $9,791.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, TCI and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax (benefit) provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current	$153	$1,356	$125	$384
Deferred	(224)	(2,691)	(630)	(573)
	$(71)	$(1,335)	$(505)	$(189)
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
We are defendants in litigation related to a property sale that was completed in 2008, which was tried to a jury in March 2023. On March 18, 2023, the jury in the case returned a verdict in our favor. The trial court granted the Plaintiffs ("Nixdorf") a new trial, which we challenged by mandamus. On January 14, 2026, the Dallas Court of Appeals granted our petition and ordered the trial court to (1) vacate its new-trial order and (2) enter judgment in our favor on the jury’s verdict. On June 19, 2026, the Texas Supreme Court denied Nixdorf's appeal.
We were a defendant in litigation with BT Cole Two regarding their exercise of an option to purchase 200 developed lots in Windmill Farms. The dispute relates to alleged contract breaches arising from alleged development delays and associated purchase pricing amount for the lots. The matter is currently in the discovery phase, with mediation anticipated before trial currently scheduled for October 2026. We intend to continue to vigorously defend against the allegations. While the ultimate outcome of the dispute is not determinable at this time, a loss is possible but the range of which, if any, cannot be reasonably estimated at this time.
17. Subsequent Events
The date to which events occurring after June 30, 2026, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 6, 2026, which is the date on which the consolidated financial statements were available to be issued.
On July 31, 2026, TCI acquired 269,299 share of IOR common stock from Realty Advisors, Inc. ("RAI") for 134,649 newly issued common shares of TCI based on exchange rate of 0.5 share of TCI common stock in exchange for each share of IOR common stock. The issuance of 134,649 new shares of TCI common stock increased the number of outstanding TCI shares of common stock to 8,773,965 shares at July 31, 2026. RAI is our controlling shareholder and a wholly-owned subsidiary of MRHI.

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
•During the six months ended June 30, 2026, we sold 42 lots from our holdings in Windmill Farms for $2.0 million, resulting in a gain on sale of $1.6 million.

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
Development Activities
We have agreements to develop two parcels of land from our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes. During the six months ended June 30, 2026, we spent $0.4 million on reimbursable infrastructure investments.
We have entered into development agreements with Pillar to develop multifamily properties. In 2025, we completed the construction of Alera, a 240 unit multifamily property in Lake Wales, Florida; Bandera Ridge, a 216 unit multifamily property in Temple, Texas; and Merano, a 216 unit multifamily property in McKinney, Texas. All three of these properties are currently in lease-up, which are expected to stabilize in 2026. We are currently constructing Mountain Creek, a 234 unit multifamily property in Dallas, Texas, which is expected to be completed in 2027. As of June 30, 2026, we've incurred a total of $17.0 million in the construction of Mountain Creek and expect to expend an additional $33.0 million to complete the project, which will be funded in part by a construction loan that allows for borrowings of up to $27.5 million.
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
For the comparison of three and six months ended June 30, 2026 to the three and six months ended June 30, 2025, the Development Properties were Alera, Bandera Ridge and Merano (See "Development Activities" in Management's Overview); and the Disposition Property was Villas at Bon Secour. There were no Acquisition Properties.
Total occupancy for Same Properties was 81% at June 30, 2026, which includes 93% at our multifamily properties and 58% at our commercial properties. Occupancy for our Alera, Bandera Ridge and Merano at June 30, 2026 was 86%, 85% and 77%, respectively.

The following table (dollars in thousands) summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Multifamily Segment
Revenue	$8,950	$8,493	$457	$17,383	$17,257	$126
Operating expenses	(6,117)	(4,531)	(1,586)	(11,511)	(8,571)	(2,940)
	2,833	3,962	(1,129)	5,872	8,686	(2,814)
Commercial Segment
Revenue	3,916	3,667	249	7,824	6,911	913
Operating expenses	(2,059)	(2,004)	(55)	(3,998)	(3,941)	(57)
	1,857	1,663	194	3,826	2,970	856
Segment operating income ("NOI")	4,690	5,625	(935)	9,698	11,656	(1,958)
Other non-segment items of income (expense)
Depreciation and amortization	(3,697)	(3,062)	(635)	(7,327)	(5,945)	(1,382)
General, administrative and advisory	(3,542)	(3,576)	34	(7,111)	(7,537)	426
Interest income, net	7	1,576	(1,569)	863	3,766	(2,903)
Gain on sale or write down of assets, net	814	947	(133)	1,199	4,838	(3,639)
Income (loss) from joint ventures	412	19	393	412	(140)	552
Other income (expense)	71	1,335	(1,264)	505	189	316
Net (loss) income	$(1,245)	$2,864	$(4,109)	$(1,761)	$6,827	$(8,588)
Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025:
Our $4.1 million decrease in net income is primarily attributed to the following:
•The $1.1 million decrease in multifamily NOI is due to decreases of $0.6 million from the Development Properties and $0.5 million from the Same Properties. The decrease in NOI from the Same Properties is due to a decrease in occupancy in certain markets due to increased competition from newly constructed properties. The decrease in NOI from the Development Properties is primarily due to the lease-up of newly constructed properties in 2025 (See "Development Activities" in Management's Overview).
•The $0.2 million increase in NOI from our commercial segment is primarily due to a decrease in expense at Stanford Center.
•The $1.6 million decrease in interest income, net is due to a $0.5 million decrease in interest income and a $1.0 million increase in interest expense. The decrease in interest income was primarily due to a decrease in funds available for investments and a decline in interest rates. The increase in interest expense is primarily due to the interest on the Development Properties that were placed in service in the fourth quarter of 2025 (See "Development Activities" in Management's Overview).
•The decrease in other income, net is primarily attributed to the decrease in the tax provision, which was due to the gain on real estate transactions in 2025.
Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025:
Our $8.6 million decrease in net income is primarily attributed to the following:
•Our multifamily segment had a $2.8 million decrease in NOI, which was attributed to decreases of $1.4 million from the Development Properties, $1.1 million from the Same Properties and $0.3 million from the Disposition Property. The decrease in NOI from the Same Properties is due to a decrease in occupancy in certain markets due to increased competition from newly constructed properties. The decrease in NOI from the Development Properties is primarily due to the lease-up of newly constructed properties in 2025 (See "Development Activities" in Management's Overview).
•The $0.9 million increase in NOI from our commercial segment is primarily due to an increase in occupancy at Browning Place and Stanford Center.
•The $2.9 million decrease in interest income, net is due to a $0.7 million decrease in interest income and a $2.2 million increase in interest expense. The decrease in interest income was primarily due to a decrease in funds available for investments and a decline in interest rates. The increase in interest expense is primarily due to the interest on the Development Properties that were placed in service in the fourth quarter of 2025 (See "Development Activities" in Management's Overview).
•The $3.6 million decrease in gain on sale or write down of assets, net is primarily due to the gain on condemnation of land at Windmill Farms in 2025 (See "Disposition Activities" in Management's Overview).
•The change in other income (expense) is primarily attributed to the decrease in the tax provision, which was due to the gain on real estate transactions in 2025.
Liquidity and Capital Resources
Our principal sources of cash have been, and will continue to be, property operations; proceeds from land and income-producing property sales; collection of notes receivable; redemption of short-term investments; refinancing of existing mortgage notes payable; and additional borrowings, including mortgage and other notes payable.
Our principal liquidity needs are to fund normal recurring expenses; meet debt service and principal repayment obligations including balloon payments on maturing debt; fund capital expenditures, including tenant improvements and leasing costs; fund development costs not covered under construction loans; and fund possible property acquisitions.
We anticipate that our cash and cash equivalents as of June 30, 2026, along with cash that will be generated from notes related party receivables and investment in short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Variance
Net cash used in operating activities	$(1,521)	$(10,324)	$8,803
Net cash used in investing activities	$(5,111)	$(25,431)	$20,320
Net cash (used in) provided by financing activities	$(695)	$29,494	$(30,189)
The $8.8 million decrease in cash used in operating activities is primarily due to a $2.1 million increase in other assets, a $6.5 million decrease in accounts payable and other liabilities.
The $20.3 million decrease in cash used in investing activities is primarily due to the $41.8 million decrease in development and renovation of real estate offset in part by the $20.2 million decrease in net redemption of short-term investments. The decrease in development and renovation of real estate is primarily due to the completion Alera, Bandera Ridge and Merano in 2025 (See "Development Activities" in Management's Overview). The decrease in net redemption of short-term investments was due the decrease in development costs and to the repayment of the mortgage on 770 South Post Oak in 2025.
The $30.2 million decrease in cash provided by financing activities was primarily due a $38.0 million decrease in proceeds from mortgages and other notes payable offset in part by a $11.1 million decrease in payments of mortgages and other notes payable. The decrease in proceeds from mortgages and other notes payable is due to the completion of Alera, Bandera Ridge and Merano (See "Development Activities" in Management's Overview) and the decrease in payments of mortgages and other notes payable is due to the repayment of the mortgage on 770 South Post Oak in 2025.

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
The following table reconciles net income attributable to the Company to FFO for the three and six months ended June 30, 2026 and 2025 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to common shares	$(1,010)	$2,827	$(1,561)	$5,792
Depreciation and amortization	3,697	3,062	7,327	5,945
Gain on sale or write down of assets, net	(814)	(947)	(1,199)	(4,838)
Gain on sale of land	814	947	1,412	4,092
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	—	89	—	149
FFO	$2,687	$5,978	$5,979	$11,140

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the six months ended June 30, 2026. As of June 30, 2026, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: August 6, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer