Form 10-K/A
period 2025-12-31
AMERICAN REALTY INVESTORS INC
filed 2026-08-19
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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
Documents Incorporated By Reference:
Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784
Consolidated Financial Statements of Transcontinental Realty Investors, Inc.; Commission File No. 001-09240

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”) is to remove and replace incorrect Exhibits 31.1, 31.2 and 32.1 as originally filed which contain references to Forms other than the Form 10-K and to replace each of said Exhibits with corrected Exhibits 31.1, 31.2 and 32.1 which do reference the Form 10-K. No other changes have been or are being made to the Form 10-K.
The Registrant hereby amends the following items, Exhibits or other items to the Form 10-K as set forth below and as reflected in the substituted pages attached hereto, which replaces the same numbered or designated pages in the original filing:
–Exhibit 31.1 Section 302 Certification of Erik L. Johnson, Chief Executive Officer.
–Exhibit 31.2 Section 302 Certification of Alla Dzyuba, Chief Accounting Officer.
–Exhibit 32.1 Section 906 Certifications of Erik L. Johnson and Alla Dzyuba.
As herein amended, the Form 10-K as originally filed with these three substituted, the Form 10-K is hereby ratified and confirmed as filed. A copy of the complete Form 10-K, as amended with substituted pages is attached.

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