Form 10-Q
period 2026-09-30
AMERICAN REALTY INVESTORS INC
filed 2026-11-12
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of November 12, 2026, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Real estate	$611,757	$602,431
Cash and cash equivalents	9,243	14,180
Restricted cash	10,649	15,233
Short-term investments	77,927	74,964
Notes receivable (including $62,569 and $67,349 at September 30, 2026 and December 31, 2025, respectively, from related parties)	136,650	142,439
Investment in unconsolidated joint ventures	1,111	1,270
Receivable from related party	102,977	103,558
Other assets (including $580 and $1,475 at September 30, 2026 and December 31, 2025, respectively, from related parties)	142,834	143,250
Total assets	$1,093,148	$1,097,325
Liabilities and Equity
Liabilities:
Mortgages and other notes payable	$221,657	$214,367
Accounts payable and other liabilities (including $92 and $30 at September 30, 2026 and December 31, 2025, respectively, from related parties)	44,823	49,629
Accrued interest	3,954	3,811
Deferred revenue	9,791	9,791
Total liabilities	280,225	277,598
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 900,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 shares issued and outstanding	162	162
Additional paid-in capital	63,712	61,039
Retained earnings	552,139	554,402
Total shareholders' equity	617,814	617,404
Noncontrolling interests	195,109	202,323
Total equity	812,923	819,727
Total liabilities and equity	$1,093,148	$1,097,325
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenues (including $153 and $146 for the three months ended September 30, 2026 and 2025, respectively, and $498 and $435 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	$13,288	$11,919	$37,180	$34,856
Other income	618	916	1,933	2,147
Total revenue	13,906	12,835	39,113	37,003
Expenses:
Property operating expenses (including $163 and $90 for the three months ended September 30, 2026 and 2025, respectively, and $353 and $264 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	8,927	7,550	24,436	20,062
Depreciation and amortization	3,726	2,936	11,053	8,881
General and administrative (including $996 and $997 for the three months ended September 30, 2026 and 2025, respectively, and $3,043 and $3,056 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	1,617	1,719	4,601	4,745
Advisory fee to related party	2,206	2,203	6,333	6,714
Total operating expenses	16,476	14,408	46,423	40,402
Net operating loss	(2,570)	(1,573)	(7,310)	(3,399)
Interest income (including $1,537 and $1,891 for the three months ended September 30, 2026 and 2025, respectively, and $4,700 and $5,682 for the nine months ended September 30, 2026 and 2025, respectively, from related parties)	3,548	4,099	10,182	11,462
Interest expense	(2,354)	(1,691)	(8,125)	(5,288)
Equity in loss from unconsolidated joint ventures	—	116	412	(24)
Gain on sale or write down of assets, net	822	755	2,021	5,593
Income tax (provision) benefit	(177)	(1,386)	328	(1,197)
Net (loss) income	(731)	320	(2,492)	7,147
Net loss (income) attributable to noncontrolling interests	29	(191)	229	(1,226)
Net (loss) income attributable to common shares	$(702)	$129	$(2,263)	$5,921

Earnings per share - basic and diluted	$(0.04)	$0.01	$(0.14)	$0.37
Weighted average common shares used in computing earnings per share	16,152,043	16,152,043	16,152,043	16,152,043
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended September 30, 2026
Balance, July 1, 2026	$1,801	$162	$63,842	$552,841	$618,646	$195,008	$813,654
Net loss	—	—	—	(702)	(702)	(29)	(731)
Adjustment to noncontrolling interest	—	—	(130)	—	(130)	130	—
Balance, September 30, 2026	$1,801	$162	$63,712	$552,139	$617,814	$195,109	$812,923
Three Months Ended September 30, 2025
Balance, July 1, 2025	$1,801	$162	$61,317	$544,491	$607,771	$200,301	$808,072
Net income	—	—	—	129	129	191	320
Repurchase of treasury shares by IOR	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest	—	—	(126)	—	(126)	126	—
Balance, September 30, 2025	$1,801	$162	$61,191	$544,620	$607,774	$200,606	$808,380
Nine Months Ended September 30, 2026
Balance, January 1, 2026	$1,801	$162	$61,039	$554,402	$617,404	$202,323	$819,727
Net loss	—	—	—	(2,263)	(2,263)	(229)	(2,492)
Purchase of TCI shares	—	—	—	—	—	(3,887)	(3,887)
Purchase of IOR shares	—	—	—	—	—	(425)	(425)
Adjustment to noncontrolling interest	—	—	2,673	—	2,673	(2,673)	—
Balance, September 30, 2026	$1,801	$162	$63,712	$552,139	$617,814	$195,109	$812,923
Nine Months Ended September 30, 2025
Balance, January 1, 2025	$1,801	$162	$61,161	$538,699	$601,823	$200,447	$802,270
Net income	—	—	—	5,921	5,921	1,226	7,147
Purchase of IOR shares	—	—	—	—	—	(1,037)	(1,037)
Adjustment to noncontrolling interest	—	—	30	—	30	(30)	—
Balance, September 30, 2025	$1,801	$162	$61,191	$544,620	$607,774	$200,606	$808,380
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flow From Operating Activities:
Net (loss) income	$(2,492)	$7,147
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on real estate transactions	(2,021)	(5,593)
Depreciation and amortization	11,118	8,928
Provision for bad debts	132	121
Equity in income from unconsolidated joint ventures	(412)	24
Distribution of income from unconsolidated joint ventures	159	—
Changes in assets and liabilities:
Other assets	(685)	(7,714)
Related party receivable	581	(1,110)
Accrued interest	143	257
Accounts payable and other liabilities	61	(4,411)
Net cash provided by (used in) operating activities	6,584	(2,351)
Cash Flow From Investing Activities:
Collection of notes receivable	6,201	4,789
Purchase of short-term investments	(47,473)	(55,957)
Redemption and/or maturity of short-term investments	44,510	64,960
Development and renovation of real estate	(25,346)	(68,151)
Deferred leasing costs	(30)	(444)
Proceeds from sale of assets	3,120	5,838
Net cash used in investing activities	(19,018)	(48,965)
Cash Flow From Financing Activities:
Proceeds from mortgages and other notes payable	10,468	54,881
Payments on mortgages and other notes payable	(3,206)	(13,298)
Purchase of TCI and/or IOR shares	(4,312)	(1,037)
Deferred financing costs	(37)	—
Net cash provided by financing activities	2,913	40,546
Net decrease in cash, cash equivalents and restricted cash	(9,521)	(10,770)
Cash, cash equivalents and restricted cash, beginning of period	29,413	40,475
Cash, cash equivalents and restricted cash, end of period	$19,892	$29,705
Supplemental cash flow information
Cash paid for interest	$7,483	$4,496
Cash paid for taxes	$230	$2,176
Non-cash investing and financing activities:
Accrued development costs	$2,337	$7,803
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
As of September 30, 2026, we own approximately 79.2% of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is listed on the NYSE under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements.
At September 30, 2026, our portfolio of properties consisted of:
•Sixteen multifamily properties in operation, comprising 2,800 units;
•One multifamily property under development, comprising 234 units;
•Commercial properties, consisting of four office buildings with an aggregate of approximately 1,000,739 rentable square feet; and
•Approximately 1,784 acres of developed and undeveloped land.
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
3.    Earnings Per Share
Earnings Per Share (“EPS”) is computed by dividing net (loss) income available to common shares by the weighted-average number of common shares outstanding during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(731)	$320	$(2,492)	$7,147
Net loss (income) attributable to noncontrolling interests	29	(191)	229	(1,226)
Net (loss) income attributable to common shares	$(702)	$129	$(2,263)	$5,921

Weighted-average common shares outstanding — basic and diluted	16,152,043	16,152,043	16,152,043	16,152,043

EPS - attributable to common shares — basic and diluted	$(0.04)	$0.01	$(0.14)	$0.37

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
The following table presents our reportable segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Multifamily Segment
Revenues	$10,016	$8,528	$27,399	$25,785
Segment expenses
Property tax and insurance	(3,159)	(2,679)	(9,827)	(7,736)
Repairs and maintenance	(1,656)	(1,248)	(3,716)	(2,874)
Other property expenses	(1,514)	(1,182)	(4,297)	(3,070)
NOI from multifamily segment	3,687	3,419	9,559	12,105
Commercial Segment
Revenues	3,890	4,307	11,714	11,218
Segment expenses
Property tax and insurance	(740)	(803)	(1,630)	(2,035)
Repairs and maintenance	(377)	(625)	(1,067)	(1,267)
Other property expenses	(1,481)	(1,013)	(3,899)	(3,080)
NOI from commercial segment	1,292	1,866	5,118	4,836
Total NOI from reportable segments	$4,979	$5,285	$14,677	$16,941
The table below reflects the reconciliation of NOI from reportable segments to net (loss) income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NOI from reportable segments	$4,979	$5,285	$14,677	$16,941
Other non-segment items of income (expense)
Depreciation and amortization	(3,726)	(2,936)	(11,053)	(8,881)
General and administrative	(1,617)	(1,719)	(4,601)	(4,745)
Advisory fee to related party	(2,206)	(2,203)	(6,333)	(6,714)
Interest income	3,548	4,099	10,182	11,462
Interest expense	(2,354)	(1,691)	(8,125)	(5,288)
Income (loss) from unconsolidated joint ventures	—	116	412	(24)
Gain on sale or write down of assets, net	822	755	2,021	5,593
Income tax (provision) benefit	(177)	(1,386)	328	(1,197)
Net (loss) income	$(731)	$320	$(2,492)	$7,147

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
The following table summarizes the components of our rental revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed component	$12,809	$11,329	$35,887	$33,723
Variable component	479	590	1,293	1,133
	$13,288	$11,919	$37,180	$34,856
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2026	$14,001
2027	11,686
2028	9,523
2029	6,911
2030	5,423
Thereafter	12,399
$59,943
6.    Real Estate Activity
Below is a summary of our real estate as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Land	$117,509	$113,357
Buildings and improvements	498,235	500,292
Tenant improvements	20,437	20,388
Construction in progress	73,827	56,163
Total cost	710,008	690,200
Less accumulated depreciation	(98,251)	(87,769)
Total real estate	$611,757	$602,431
We incurred depreciation expense of $3,539 and $2,756 for the three months ended September 30, 2026 and 2025, respectively, $10,482 and $8,357 for the nine months ended September 30, 2026 and 2025, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Construction Activities
As of September 30, 2026, construction in progress includes $46,440 of land lot development costs related to Windmill Farms and $27,387 of costs related to the construction of The Wylan, a 234 unit multifamily property in Dallas, Texas, which we expect to complete in 2026. We have entered into a development agreement with Pillar (See Note 12 – Related Party Transactions) to develop the property, which is being funded in part by a construction loan (See Note 11 – Mortgages and Other Notes Payable).
Sale of Assets
Gain on sale or write down of assets, net for the three and nine months ended September 30, 2026 and 2025 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Land (1)	$822	$755	$2,234	$4,847
Multifamily Properties (2)	—	—	(213)	—
Other	—	—	—	746
Total	$822	$755	$2,021	$5,593
(1)Includes the gain on dispositions of land from our investment in Windmill Farms and other land holdings.
(2)This represents additional costs associated with Villas at Bon Secour, a 200 unit multifamily property in Gulf Shores, Alabama, which we sold on October 10, 2025.
7.    Short-term Investments
The following is a summary of our short term investment as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Corporate bonds, at par value	$53,000	$58,035
Demand notes	25,465	17,418
	78,465	75,453
Less discount	(538)	(489)
	$77,927	$74,964
The average interest rate on the investments was 4.14% and 4.27% at September 30, 2026 and December 31, 2025, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
8.    Notes Receivable
The following table summarizes our notes receivable as of September 30, 2026 and December 31, 2025:

	Carrying value
Property/Borrower	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	7.00%	6/30/2031
ABC Paradise, LLC	1,210	1,210	7.00%	6/30/2031
Autumn Breeze(1)	563	1,043	5.00%	7/1/2028
Bellwether Ridge(2)	3,798	3,798	5.00%	11/1/2026
Dominion at Mercer Crossing(3)	6,167	6,167	8.00%	6/7/2028
Echo Station(4)	9,691	9,881	3.68%	12/31/2032
Forest Pines(1)	5,801	6,472	5.00%	5/1/2027
Gruppa Florentina(5)	9,292	8,880	4.50%	12/31/2037
Inwood on the Park(4)	19,013	19,985	3.68%	6/30/2028
Kensington Park(4)	3,905	5,196	3.68%	3/31/2027
Lake Shore Villas(4)	4,398	4,852	3.68%	12/31/2032
Prospectus Endeavors	496	496	6.00%	10/23/2029
McKinney Ranch	3,926	3,926	6.00%	9/15/2029
Ocean Estates II(4)	2,284	3,591	3.68%	5/31/2028
One Realco Land Holding, Inc.	1,728	1,728	7.00%	6/30/2031
Parc at Ingleside(2)	3,759	3,759	5.00%	11/1/2026
Parc at Opelika(2)	3,190	3,190	10.00%	1/13/2023
Parc at Windmill Farms(2)	7,886	7,886	5.00%	11/1/2022
Plaza at Chase Oaks(4)	11,137	11,303	3.68%	3/31/2028
Plum Tree(1)	1,240	1,240	5.00%	8/17/2028
Polk County Land	3,000	3,000	7.00%	6/30/2031
Riverview on the Park Land, LLC	1,045	1,045	7.00%	6/30/2031
Spartan Land	5,907	5,907	6.00%	1/16/2027
Spyglass of Ennis(1)	4,705	4,705	5.00%	11/1/2028
Steeple Crest(1)	5,960	6,230	5.00%	8/1/2031
Timbers at The Park(4)	10,845	11,072	3.68%	12/31/2032
Tuscany Villas(4)	1,296	1,469	3.68%	4/30/2027
	$136,650	$142,439
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying property, and is collateralized by the underlying property.
(2)On October 2, 2026, the United States District Court approved our purchase of the underlying property in exchange for the settlement of our note receivable and a cash payment (See Note 17 - Subsequent Events).
(3)The note bears interest at prime plus 1.0%.
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
10.    Other Assets
At September 30, 2026 and December 31, 2025, our other assets are comprised of the following:

	September 30, 2026	December 31, 2025
Acquisition deposits	$15,269	$15,269
District receivables (1)	56,120	55,693
Interest receivable (2)	19,077	18,647
Tenant and other receivables	3,636	5,244
Prepaid expenses and other assets	9,053	8,380
Income tax receivable	34,490	39,040
Deferred tax assets	5,189	977
	$142,834	$143,250
(1)    Represents roads, sewer, and utility infrastructure costs in connection with our development of Windmill Farms (See Note 6 - Real Estate Activity). These costs are reimbursable through road and utility bonds issued by certain freshwater districts of Kaufman County, Texas.
(2)    Includes $580 and $1,475 at September 30, 2026 and December 31, 2025, respectively, related to notes receivable from UHF (See Note 8 - Notes Receivable and Note 12 - Related Party Transactions ).

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
11.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of September 30, 2026 and December 31, 2025:

	Carrying Value		Interest Rate	Maturity Date
Property/ Entity	September 30, 2026	December 31, 2025
Alera at Hunters Glen(1)	28,260	29,243	6.68%	11/5/2027
Bandera Ridge(2)	23,249	18,808	6.68%	12/15/2028
Blue Lake Villas(3)	9,006	9,146	3.15%	11/1/2055
Blue Lake Villas Phase II(3)	3,131	3,192	2.85%	6/1/2052
Chelsea(3)	7,537	7,686	3.36%	12/1/2050
EQK Portage	3,350	3,350	5.00%	11/13/2029
Forest Grove(4)	6,451	6,442	5.83%	8/1/2031
Landing on Bayou Cane(3)	13,648	13,872	3.52%	9/1/2053
Legacy at Pleasant Grove(3)	11,765	12,034	3.55%	4/1/2048
Merano(5)	25,407	24,284	7.25%	11/6/2028
New Concept Energy(7)	3,542	3,542	3.68%	9/30/2027
Northside on Travis(3)	10,638	10,849	2.50%	2/1/2053
Parc at Denham Springs(3)	15,401	15,683	3.75%	4/1/2051
Parc at Denham Springs Phase II(3)	15,070	15,223	4.05%	2/1/2060
RCM HC Enterprises	5,086	5,086	5.00%	12/31/2029
Residences at Holland Lake(3)	9,842	10,006	3.60%	3/1/2053
Villas of Park West Phase I(3)	8,622	8,779	3.04%	3/1/2053
Villas of Park West Phase II(3)	7,837	7,977	3.18%	3/1/2053
Vista Ridge(3)	9,030	9,165	4.00%	8/1/2053
The Wylan(6)	4,785	—	7.13%	3/15/2029
	$221,657	$214,367

(1)    The construction loan bears interest at SOFR plus 3% and was to mature on September 15, 2026. On October 28, 2026, we extended the maturity to November 5, 2027, and have an option to further extend the loan to March 15, 2028.
(2)    The construction loan bears interest at SOFR plus 3% and matures on December 15, 2028.
(3)    The loan is insured by the U.S. Department of Housing and Urban Development ("HUD") under the Federal Housing Administration program.
(4)    The loan bears interest at SOFR plus 2.15% and matures on August 1, 2031.
(5)    The construction loan bears interest at prime plus 0.25% and matures on November 6, 2028.
(6)    The construction loan allows borrowings of up to $27,500, bears interest at SOFR plus 3.45% and matures on March 15, 2029.
(7)    The loan bears interest at SOFR.

As of September 30, 2026, we were in compliance with all of our loan covenants.
All of the above mortgages and other notes payable are collateralized by the underlying property. In addition, we have guaranteed the loans on Alera at Hunters Glen, Bandera Ridge, Merano, and The Wylan.

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
Rental income includes $153 and $146 for the three months ended September 30, 2026 and 2025, respectively, and $498 and $435 for the nine months ended September 30, 2026 and 2025, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $163 and $90 for the three months ended September 30, 2026 and 2025, respectively, and $353 and $264 for the nine months ended September 30, 2026 and 2025, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $996 and $997 for the three months ended September 30, 2026 and 2025, respectively, and $3,043 and $3,056 for the nine months ended September 30, 2026 and 2025, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisory fees paid to Pillar were $2,206 and $2,203 for the three months ended September 30, 2026 and 2025, respectively, and $6,333 and $6,714 for the nine months ended September 30, 2026 and 2025, respectively. Development fees paid to Pillar were $403 and $47 for the three months ended September 30, 2026 and 2025, respectively, and $703 and $1,265 for the nine months ended September 30, 2026 and 2025, respectively.
Notes receivable include amounts issued by UHF (See Note 8 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. In addition, we have a related party receivable from Pillar ("Pillar Receivable"), which represents amounts advanced to Pillar net of unreimbursed fees, expenses and costs as provided above. The Pillar Receivable bears interest at SOFR as of the last day of the preceding calendar quarter. Interest income on the UHF notes and the Pillar Receivable was $1,537 and $1,891 for the three months ended September 30, 2026 and 2025, respectively, and $4,700 and $5,682 for the nine months ended September 30, 2026 and 2025, respectively.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR").
On January 12, 2026, we purchased 70,023 shares of TCI in a private transaction for a total cost of $3,886.
On January 29, 2025, TCI acquired 21,678 shares of IOR through a tender offer for a total cost of $454. In addition, TCI purchased 32,845 common shares of IOR in the open market in 2025 for a total cost of $583. During the nine months ended September 30, 2026, TCI purchased an additional 23,560 shares of IOR in the open market for a total cost of $425.
Pursuant to an Exchange Agreement effective July 31, 2026, TCI agreed to acquire 269,299 shares of IOR common stock from Realty Advisors, Inc. ("RAI") in exchange 134,649 newly issued common shares of the TCI. The issuance of the TCI shares is subject to the approval by the NYSE of a Supplemental Listing Application (“SLAP”). The approval of the SLAP by

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
the NYSE requires the prior approval by TCI stockholders since RAI is deemed by the NYSE to be an “Active Related Party”. TCI shareholders approved the issuance of the new shares on November 11, 2026.
We owned 79.2% and 78.4% of TCI at September 30, 2026 and December 31, 2025, respectively, which in turn owned 85.1% and 84.6% of IOR as of September 30, 2026 and December 31, 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, we had deferred gain of $9,791.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with MRHI, TCI and IOR. In accordance with the agreement, our expense in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax (provision) benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current	$(49)	$(1,128)	$(174)	$(1,512)
Deferred	(128)	(258)	502	315
	$(177)	$(1,386)	$328	$(1,197)
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
We are a defendant in litigation with BT Cole Too regarding their exercise of an option to purchase 200 developed lots in Windmill Farms. The dispute relates to alleged contract breaches arising from alleged development delays and associated purchase pricing amount for the lots. The matter is currently in the discovery phase, with mediation anticipated before trial, which is currently scheduled for April 5, 2027. We intend to continue to vigorously defend against the allegations. While the ultimate outcome of the dispute is not determinable at this time, a loss is possible but the range of which, if any, cannot be reasonably estimated at this time.
17. Subsequent Events
The date to which events occurring after September 30, 2026, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 12, 2026, which is the date on which the consolidated financial statements were available to be issued.
We have four convertible notes receivable (See Note 8 - Notes Receivable) with entities that are owned by Timothy Barton ("Barton"). Each note allowed for the conversion of the note into a 100% ownership interest in the single purpose entity that held the underlying multifamily property. The properties include Bellwether Ridge, a 150 unit multifamily property in DeSoto, Texas; Parc at Ingleside, a 192 unit multifamily property in Ingleside, Texas; Parc at Opelika, a 168 unit multifamily property in Opelika, Alabama; and Parc at Windmill Farms, a 272 unit multifamily property in Forney, Texas (collectively referred to as the "Barton Portfolio"). Each property has a HUD loan in place.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
In October 2022, the U.S. District Court (the "Court") appointed a receiver to take control of all of the assets owned by Barton, which included the Barton Portfolio. On October 2, 2026 the Court approved our purchase of the Barton Portfolio in exchange for the settlement of our four notes receivable and a cash payment of $12,000. We are currently working with lenders to obtain approval to assume the underlying HUD loan on each of the properties.
On October 28, 2026, we exercised our option to extend the maturity of our loan on Alera at Hunters Glen to November 5, 2027 (See Note 10 – Mortgages and Other Notes Payable).

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
•failure to effectively manage our growth and expansion into new markets or to integrate acquisitions successfully;
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
Acquisition and Disposition Activities
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
•During the nine months ended September 30, 2026, we sold 63 lots from our holdings in Windmill Farms for $3.1 million, resulting in a gain on sale of $2.4 million.
•On October 2, 2026, we entered into an agreement to purchase Bellwether Ridge, a 150 unit multifamily property in DeSoto, Texas; Parc at Ingleside, a 192 unit multifamily property in Ingleside, Texas; Parc at Opelika, a 168 unit multifamily property in Opelika, Alabama; and Parc at Windmill Farms, a 272 unit multifamily property in Forney, Texas (collectively referred to as the "Barton Portfolio") in exchange for the settlement of our four notes receivable and a cash payment of $12.0 million. We are currently working with lenders to obtain approval to assume the underlying HUD loan on each of the properties.
Financing Activities
•On May 30, 2025, we paid off the $10.8 million loan on 770 South Post Oak with cash on hand.
•On October 10, 2025, we paid off the $18.8 million loan on Villas at Bon Secour in connection with the sale of the underlying property (See "Acquisition and Disposition Activities").
•On April 30, 2026, we extended the loan on Alera at Hunters Glen to September 15, 2026, and was further extended on October 28, 2026 to November 5, 2027, and we have an option to further extend the loan to March 15, 2028.
Development Activities
We have agreements to develop two parcels of land from our land holdings in Windmill Farms. The agreements provide for the development of 125 acres of raw land into approximately 470 land lots to be used for single family homes. During the nine months ended September 30, 2026, we spent $0.4 million on reimbursable infrastructure investments.
In 2025, we completed the construction of Alera at Hunters Glen, a 240 unit multifamily property in Lake Wales, Florida; Bandera Ridge, a 216 unit multifamily property in Temple, Texas; and Merano, a 216 unit multifamily property in McKinney, Texas. We completed the lease-up of these properties in the third quarter of 2026. We are currently constructing The Wylan, a 234 unit multifamily property in Dallas, Texas; which we expect to complete by end of year. As of September 30, 2026, we've incurred a total of $27.4 million in the construction of The Wylan and expect to expend an additional $22.6 million to complete the project, which will be funded in part by a construction loan that allows for borrowings of up to $27.5 million.

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
Related Parties
We apply ASC Topic 850, “Related Party Disclosures”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting our properties described above, including those related to the Development Properties, the Acquisition Properties and the Disposition Properties (each as defined below).
For purposes of the discussion below, we define "Same Properties" as all of our properties with the exception of those properties that have been recently constructed or are in lease-up (“Development Properties”), properties that have recently been acquired ("Acquisition Properties") and properties that have been disposed ("Disposition Property"). A developed property is considered substantially complete or leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially complete or in operation for the entirety of both periods of comparison.
For the comparison of three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025, the Development Properties were Alera at Hunters Glen, Bandera Ridge and Merano (See "Development Activities" in Management's Overview); and the Disposition Property was Villas at Bon Secour. There were no Acquisition Properties.

Total occupancy for Same Properties was 82% at September 30, 2026, which includes 95% at our multifamily properties and 57% at our commercial properties. Occupancy for our Alera at Hunters Glen, Bandera Ridge and Merano at September 30, 2026 was 96%, 99% and 95%, respectively.
The following table (dollars in thousands) summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Multifamily Segment
Revenue	$10,016	$8,528	$1,488	$27,399	$25,785	$1,614
Operating expenses	(6,329)	(5,109)	(1,220)	(17,840)	(13,680)	(4,160)
	3,687	3,419	268	9,559	12,105	(2,546)
Commercial Segment
Revenue	3,890	4,307	(417)	11,714	11,218	496
Operating expenses	(2,598)	(2,441)	(157)	(6,596)	(6,382)	(214)
	1,292	1,866	(574)	5,118	4,836	282
Segment operating income ("NOI")	4,979	5,285	(306)	14,677	16,941	(2,264)
Other non-segment items of income (expense)
Depreciation and amortization	(3,726)	(2,936)	(790)	(11,053)	(8,881)	(2,172)
General, administrative and advisory	(3,823)	(3,922)	99	(10,934)	(11,459)	525
Interest income, net	1,194	2,408	(1,214)	2,057	6,174	(4,117)
Gain on sale or write down of assets, net	822	755	67	2,021	5,593	(3,572)
Income (loss) from joint ventures	—	116	(116)	412	(24)	436
Income tax (provision) benefit	(177)	(1,386)	1,209	328	(1,197)	1,525
Net (loss) income	$(731)	$320	$(1,051)	$(2,492)	$7,147	$(9,639)
Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025:
Our $1.1 million decrease in net income is primarily attributed to the following:
•The $0.3 million increase in multifamily NOI is due to an increase of $1.0 million from the Development Properties offset in part by decreases of $0.5 million from the Same Properties and $0.2 million from the Disposition Property. The decrease in NOI from the Same Properties is due to a decrease in occupancy in certain markets due to increased competition from newly constructed properties. The increase in NOI from the Development Properties is primarily due to the lease-up of newly constructed properties in 2026 (See "Development Activities" in Management's Overview).
•The $0.6 million decrease in NOI from our commercial segment is primarily due to a decrease in revenue at Stanford Center.
•The $1.2 million decrease in interest income, net is due to a $0.6 million decrease in interest income and a $0.7 million increase in interest expense. The decrease in interest income was primarily due to a decrease in interest rates. The increase in interest expense is primarily due to an increase in borrowings and interest rates of debt on the Development Properties (See "Development Activities" in Management's Overview).
•The decrease in other expense is primarily attributed to the decrease in the tax provision.
Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025:
Our $9.6 million decrease in net income is primarily attributed to the following:
•Our multifamily segment had a $2.5 million decrease in NOI, which was attributed to decreases of $1.6 million from the Same Properties, $0.5 million from the Disposition Property and $0.4 million from the Development Properties.

The decrease in NOI from the Same Properties is primarily due to an increase in repairs and maintenance costs. The decrease in NOI from the Development Properties is primarily due to the lease-up of newly constructed properties in 2026 (See "Development Activities" in Management's Overview).
•The $0.3 million increase in NOI from our commercial segment is primarily due to an increase in occupancy at Browning Place and Stanford Center.
•The $4.1 million decrease in interest income, net is due to a $1.3 million decrease in interest income and a $2.8 million increase in interest expense. The decrease in interest income was primarily due to a decrease in funds available for investments and a decline in interest rates. The increase in interest expense is primarily due to an increase in borrowings and interest rates of debt on the Development Properties (See "Development Activities" in Management's Overview).
•The $3.6 million decrease in gain on sale or write down of assets, net is primarily due to the gain on condemnation of land at Windmill Farms in 2025 (See "Acquisition and Disposition Activities" in Management's Overview).
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
We anticipate that our cash and cash equivalents as of September 30, 2026, along with cash that will be generated from notes related party receivables and investment in short-term investments, will be sufficient to meet all of our cash requirements. We may selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Variance
Net cash provided by (used in) operating activities	$6,584	$(2,351)	$8,935
Net cash used in investing activities	$(19,018)	$(48,965)	$29,947
Net cash provided by financing activities	$2,913	$40,546	$(37,633)
The $8.9 million increase in cash from operating activities is primarily due to a $7.0 million smaller increase in other assets.
The $29.9 million decrease in cash used in investing activities is primarily due to the $42.8 million decrease in development and renovation of real estate offset in part by the $12.0 million decrease in net redemption of short-term investments. The decrease in development and renovation of real estate is primarily due to the completion of Alera at Hunters Glen, Bandera Ridge and Merano in 2025 (See "Development Activities" in Management's Overview). The decrease in net redemption of short-term investments was due to the decrease in development costs and the repayment of the mortgage on 770 South Post Oak in 2025.
The $37.6 million decrease in cash provided by financing activities was primarily due to a $44.4 million decrease in proceeds from mortgages and other notes payable offset in part by a $10.1 million decrease in payments of mortgages and other notes payable. The decrease in proceeds from mortgages and other notes payable is due to the completion of Alera at Hunters

Glen, Bandera Ridge and Merano in 2025 (See "Development Activities" in Management's Overview), which resulted in a decrease in borrowings on the corresponding construction loans in 2026. The decrease in payments of mortgages and other notes payable is due to the repayment of the mortgage on 770 South Post Oak in 2025.

Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and consider FFO as a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or (losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis.
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
The following table reconciles net income attributable to the Company to FFO for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to common shares	$(702)	$129	$(2,263)	$5,921
Depreciation and amortization	3,726	2,936	11,053	8,881
Gain on sale or write down of assets, net	(822)	(755)	(2,021)	(5,593)
Gain on sale of land	822	755	2,234	4,847
Depreciation and amortization on unconsolidated joint ventures at our pro rata share	—	90	—	239
FFO	$3,024	$3,155	$9,003	$14,295

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Optional and not included.
ITEM 4.    CONTROLS AND PROCEDURES
Based on an evaluation by our management (with the participation of our Principal Executive Officer and our Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the nine months ended September 30, 2026. As of September 30, 2026, 1,230,535 shares have been purchased and 19,465 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: November 12, 2026	By:	/s/ ERIK L. JOHNSON
Erik L. Johnson
President and Chief Executive Officer